Form 10-K
period 2000-12-31
NORTHEAST ENERGY LP; ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL ACQUISITION CORP
filed 2001-03-30
CIK 1059025, 934665, 934666, 934667, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549


				FORM 10-K


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the fiscal year ended December 31, 2000

				     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



		 Exact name of Registrants as specified
		 in their charters, State of Incorporation,    IRS Employer
Commission       address of principal executive office and     Identification
File Number      Registrants' telephone number                 Number
------------     ------------------------------------------    --------------
33-87902         ESI TRACTEBEL FUNDING CORP.                   04-3255377
		 (a Delaware corporation)
33-87902-02      NORTHEAST ENERGY ASSOCIATES,                  04-2955642
		 A LIMITED PARTNERSHIP
		 (a Massachusetts limited partnership)
33-87902-01      NORTH JERSEY ENERGY ASSOCIATES,               04-2955646
		 A LIMITED PARTNERSHIP
		 (a New Jersey limited partnership)
333-52397        ESI TRACTEBEL ACQUISITION CORP.               65-0827005
		 (a Delaware corporation)
333-52397-01     NORTHEAST ENERGY, LP                          65-0811248
		 (a Delaware limited partnership)

			     c/o FPL Energy, LLC
			   700 Universe Boulevard
			  Juno Beach, Florida 33408
			       (561) 691-7171

      Securities registered pursuant to Section 12(b) of the Act: None

	 Securities registered pursuant to Section 12(g) of the Act:
	       9.16% Senior Secured Notes due 2002, Series A
	       9.32% Senior Secured Bonds due 2007, Series A
	       9.77% Senior Secured Bonds due 2010, Series A
		   7.99% Secured Bonds due 2011, Series B

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 31, 2000, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of December 31, 2000, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.
			   _________________________

This combined Form 10-K represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.

				 DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term                       Meaning
Acquisition Corp.           ESI Tractebel Acquisition Corp.
Act                         Securities Act of 1933, as amended
avoided cost                the incremental cost to an electric utility of electric energy and/or capacity that, but
			      for the purchase from a qualifying facility, such utility would generate itself or
			      purchase from another source
Boston Edison               Boston Edison Company
Broad Street                Broad Street Contract Services, Inc.
Btu                         British thermal units, a unit of energy
Cogeneration                Power production technology that provides for the sequential generation of two or more
			      useful forms of energy from a single primary fuel source
Commonwealth                Commonwealth Electric Company
ESI Energy                  ESI Energy, LLC
ESI GP                      ESI Northeast Energy GP, Inc.
ESI LP                      ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition   ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding       ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel          ESI Northeast Fuel Management, Inc.
ETURC                       ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FERC                        Federal Energy Regulatory Commission
FPL                         Florida Power & Light Company
FPL Energy                  FPL Energy, LLC
FPL Group                   FPL Group, Inc.
FPL Group Capital           FPL Group Capital Inc
FPLE Operating Services     FPL Energy Operating Services, Inc.
Funding Corp.               ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC                         Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L                       Jersey Central Power & Light
kwh                         kilowatt-hour
Management's Discussion     Item 7. Management's Discussion and Analysis of Financial Condition and Results
			      of Operations
Montaup                     Montaup Electric Company
MMBtu                       millions of Btu
mw                          megawatt(s)
NE LLC                      Northeast Energy, LLC
NE LP                       Northeast Energy, LP
NEA                         Northeast Energy Associates, A Limited Partnership
NJEA                        North Jersey Energy Associates, A Limited Partnership
NEPOOL                      New England power pool
O&M                         operations and maintenance
Partners                    ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships                NEA together with NJEA
PJM                         Pennsylvania-New Jersey-Maryland power pool
ProGas                      ProGas Limited of Alberta, Canada
PSE&G                       Public Service Electric & Gas of Newark, New Jersey
PURPA                       Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities       Non-utility power production facilities meeting the requirements of a qualifying
			      facility under PURPA
Reform Act                  Private Securities Litigation Reform Act of 1995
Rule 144A                   Rule 144A promulgated under the Act
Tractebel                   Tractebel, Inc.
Tractebel GP                Tractebel Northeast Generation GP, Inc.
Tractebel LP                Tractebel Associates Northeast LP, Inc.
Tractebel Power             Tractebel Power, Inc.
Trustee                     State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse                Siemens Westinghouse Operating Services Company
Westinghouse Power          Siemens Westinghouse Power Corporation



       SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
			    REFORM ACT OF 1995

In connection with the safe harbor provisions of the Reform Act, the Funding Corp., the Partnerships, the Acquisition Corp. and NE LP (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) of the Registrants made by or on behalf of the Registrants which are made in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the FERC and PURPA, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

The business and profitability of the Registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions, population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy from plants or facilities, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of the Registrants.


				    PART I

Item 1.  Business

General. NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of FPL Energy, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and Tractebel GP and Tractebel LP (indirect wholly-owned subsidiaries, through Tractebel and Tractebel Power of Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions. On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC and from certain individuals for approximately $545 million, including approximately $10 million of acquisition costs. The acquisition of the Partnerships was accounted for using the purchase method of accounting and was subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

In connection with the acquisition of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, Tractebel Power and Broad Street from IEC. This entity was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for public debt under the Act.

On January 12, 1998, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and a subsidiary of Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for public debt under the Act. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected from distributions from the Partnerships.

None of the Registrants or the Partners have any employees.

Partnerships' Operations. The Partnerships operate in the independent power industry. In the United States, regulated electric utilities have been the dominant producers and suppliers of electric energy since the early 1900s. In 1978, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. The Partnerships were created as a result of the PURPA legislation.

Each of the Partnerships owns and derives substantially all of its revenues from a nominal 300 mw combined-cycle cogeneration facility. The facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy and thermal energy in the form of steam. The Partnerships were developed and are operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. The Partnerships must satisfy certain annual operating and efficiency standards and ownership requirements to maintain qualifying facility status, which exempts the Partnerships from certain federal and state regulations. The Partnerships are, however, not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters.

NEA and NJEA sell substantially all of their output to regulated utilities under power purchase agreements as follows:

				      % of             Power Purchase
Power Purchaser            MW         Capacity         Agreement Expiration
NEA:
  Boston Edison           135            47%           September 15, 2016
  Boston Edison            84            29            September 15, 2011
  Commonwealth             25             9            September 15, 2016
  Commonwealth             21             7            September 15, 2016
  Montaup                  25             8            September 15, 2021
  NEA Total               290           100%

NJEA:
  JCP&L                   250            83%           August 13, 2011

The remainder of the net electrical energy produced by the Partnerships is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing subsidiary. The power purchase agreements provide for substantially continuous delivery of base load power.

Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit.

To meet the FERC regulations for a qualifying facility, both NEA and NJEA sell at least 5% of the thermal energy produced to unrelated third parties. NEA sells steam to a third party which leases a carbon dioxide facility owned by NEA and located on NEA's property.

Approximately 80% of the natural gas that fuels the Partnerships' facilities is supplied pursuant to long-term gas supply agreements with ProGas and, in the case of NJEA, also pursuant to a long-term gas supply agreement with PSE&G. Gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Price escalators under the long-term gas agreements are intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas. ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with FPL Energy's power marketing subsidiary. This subsidiary buys and sells wholesale energy commodities, such as natural gas, oil and electric power.

O&M of the Partnerships was provided by Westinghouse, a subsidiary of Westinghouse Power, through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and a payment of $10 million was made to Westinghouse. The Partnerships recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay Westinghouse a total of $15.6 million, which approximates market value, for spare parts purchased in 1999. FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, became the new provider of O&M services for the Partnerships on January 1, 1999. See Management's Discussion - Results of Operations.

Seasonality. The performance of the Partnerships is dependent on ambient conditions (principally air temperature), which affect the efficiency and capacity of the combined-cycle facilities. Payments due to NJEA under the JCP&L power purchase agreement during the winter and summer seasons are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Competition. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

The Partnerships operate in two power pools. NEA operates in NEPOOL and NJEA operates in PJM, each of which has an independent system operator that manages the wholesale electricity market and the transmission of electricity. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM that further electric industry deregulation initiatives.


Item 2.  Properties

As of December 31, 2000, the Partnerships had the following properties:

	Facility Type                Location        Principal Use

NEA cogeneration facility (1)     Bellingham, MA    Power production
NEA carbon dioxide plant (2)      Bellingham, MA    Carbon dioxide production
NEA residential properties (3)    Bellingham, MA    Private residences
NJEA cogeneration facility (2)    Sayreville, NJ    Power production
_______________

(1)  Subject to the liens of a first and second mortgage.
(2)  Subject to the lien of a first mortgage.
(3) NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.

Item 3.  Legal Proceedings

None of the Registrants are involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


				  PART II

Item 5.  Market for the Registrants' Common Equity and Related Stockholder
Matters

This item is not applicable for the Registrants.

Item 6.  Selected Financial Data

									      Years Ended December 31,
							     2000       1999         1998        1997       1996
									     (Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues ...................................... $  337,579  $  336,299  $  302,693   $      -        n/a
Net income .............................................. $   19,636  $   33,303  $   14,098   $      -        n/a
Total assets ............................................ $1,282,309  $1,345,858  $1,410,343   $      -        n/a
Long-term debt, excluding current maturities ............ $  618,720  $  638,880  $  665,213   $      -        n/a
Amounts due utilities for energy bank balances .......... $  162,756  $  168,885  $  173,356   $      -        n/a

SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues ...................................... $  337,579  $  336,299  $   (a)(b)   $312,154   $272,262
Net income .............................................. $   37,716  $   51,329  $   (a)(b)   $ 36,673   $  9,924
Total assets ............................................ $1,276,271  $1,339,102  $1,403,045   $541,545   $566,534
Long-term debt, excluding current maturities ............ $  398,720  $  418,880  $  445,213   $468,724   $490,287
Amounts due utilities for energy bank balances .......... $  162,756  $  168,885  $  173,356   $230,565   $220,922

SELECTED DATA OF THE FUNDING CORP.:
Operating revenues ...................................... $        -  $        -  $        -   $      -   $      -
Net income .............................................. $        -  $        -  $        -   $      -   $      -
Total assets ............................................ $  418,881  $  445,214  $  468,725   $490,288   $514,363
Long-term debt, excluding current maturities ............ $  398,720  $  418,880  $  445,213   $468,724   $490,287

SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues ...................................... $        -  $        -  $        -        n/a        n/a
Net income .............................................. $        9  $        9  $        8        n/a        n/a
Total assets ............................................ $  220,152  $  220,152  $  220,152        n/a        n/a
Long-term debt, excluding current maturities ............ $  220,000  $  220,000  $  220,000        n/a        n/a
_______________

(a)  On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC resulting in a new basis of accounting by the Partnerships (See Note 2 to the Consolidated and Combined Financial Statements -
     Acquisitions).

(b)  Split period
							     1/1 to 1/13      1/14 to 12/31
     Operating revenues .................................        $13,109           $302,693
     Net income  ........................................        $ 2,909           $ 30,000

n/a - not applicable because entities were not in existence.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

NE LP for the years ended December 31, 2000 and 1999 - NE LP's results of operations declined in 2000 primarily due to increased fuel costs, partly offset by slightly higher revenues. Revenues in 2000 were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. In 1999, revenues were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $23.7 million and $22.2 million in 2000 and 1999, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 2000 and 1999 by $20.8 million of deferred credit amortization for fuel contracts.


NE LP for the years ended December 31, 1999 and 1998 - NE LP's operations for 1999 reflect a full year of operations versus operations for 1998, which primarily reflect the operation of NE LP subsequent to the acquisitions on January 14, 1998 and the related allocation of the purchase price.

NE LP's results of operations increased in 1999 primarily due to increased revenues, partly offset by higher fuel costs. Revenues increased due to higher power purchase rates paid by utilities, as well as increased generation resulting from less plant outages in 1999. Revenues increased due to higher power purchase rates paid by utilities, as well as increased generation resulting from less plant outages in 1999. Revenues in 1999 were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. In 1998, revenues were comprised of $298.2 million of power sales to utilities and $4.5 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $22.2 million and $15.6 million in 1999 and 1998, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 1999 and 1998 by $20.8 million and $20.1 million, respectively, of deferred credit amortization for fuel contracts.


The Partnerships for the years ended December 31, 2000 and 1999 - The Partnerships' results of operations declined in 2000 primarily due to increased fuel costs, partly offset by slightly higher revenues. Revenues in 2000 were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. In 1999, revenues were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $23.7 million and $22.2 million in 2000 and 1999, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 2000 and 1999 by $20.8 million of deferred credit amortization for fuel contracts.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.


The Partnerships for the years ended December 31, 1999 and 1998 - The Partnerships' operations for 1999 reflect a full year of operations versus operations for 1998, which primarily reflect the operation of the Partnerships subsequent to the acquisitions on January 14, 1998 and the related allocation of the purchase price.

The Partnerships' results of operations increased in 1999 primarily due to increased revenues, partly offset by higher fuel costs. Revenues in 1999 were comprised of $331.4 million of power sales to utilities and $4.9 million of steam sales. In 1998, revenues were comprised of $298.2 million of power sales to utilities and $4.5 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $22.2 million and $15.6 million in 1999 and 1998, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 1999 and 1998 by $20.8 million and $20.1 million, respectively, of deferred credit amortization for fuel contracts.


The Funding Corp. - During the three years ended December 31, 2000, the Funding Corp. used principal payments and interest income received from the notes receivable from the Partnerships to make scheduled principal and interest payments on its outstanding debt.


The Acquisition Corp. - During the three years ended December 31, 2000, the Acquisition Corp. used interest income received from the notes receivable from NE LP to make scheduled interest payments on its outstanding debt.


New Accounting Rule - Effective January 1, 2001, the Registrants adopted Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." For information concerning the adoption of FAS 133/138, see Note 2 to the Consolidated and Combined Financial Statements - Accounting for Derivative Instruments and Hedging Activities.



Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2000 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. During December 2000, $26.3 million principal amount of 8.43% Senior Secured Notes matured and were repaid. Debt maturities of the Funding Corp. will require cash outflows of approximately $315 million in principal and interest through 2005, including $59.5 million in 2001. It is anticipated that cash requirements for principal and interest payments in 2001 will be satisfied with operational cash flow.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2000 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $433.5 million in principal and interest through 2005, including $77.1 million in 2001. It is anticipated that cash requirements for principal and interest payments in 2001 will be satisfied with operational cash flow.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest rate risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates:

									       2000
											    Hypo-
											  thetical
											  Increase
								  Carrying     Fair       in Fair
								    Value      Value        Value
								       (Thousands of Dollars)
Long-term debt of NE LP/Acquisition Corp. ......................  $220,000  $ 220,000(a)  $ 11,000
Long-term debt of Partnerships/Funding Corp. ...................  $418,880  $ 450,000(a)  $ 17,000
_______________

(a) Based on the borrowing rate on January 8, 2001 for debt instruments with similar terms and average maturities.

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The following presents the sensitivity of the fair value of gas swap agreements to a hypothetical 40% decrease in natural gas prices:

									       2000
											    Hypo-
											  thetical
											  Decrease
								  Carrying     Fair       in Fair
								   Value       Value        Value
								       (Thousands of Dollars)
Gas swap agreements of NE LP/the Partnerships ..................  $      -  $ 22,608(a)   $ 19,992
_______________

(a)  Based on estimated cost to terminate the agreements.


Item 8.  Financial Statements and Supplementary Data


INDEPENDENT AUDITORS' REPORT


NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated financial statements of Northeast Energy, LP (a partnership) and subsidiaries, as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and the combined financial statements of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership, two of the subsidiaries of Northeast Energy, LP, as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999, and for the periods from January 1, 1998 to January 13, 1998 and from January 14, 1998 to December 31, 1998, listed in the accompanying index at
Item 14(a)1 of this Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2000. These financial statements are the responsibility of the respective Partnerships' managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Northeast Energy, LP and its subsidiaries, and the combined financial position of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the above-stated periods in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 29, 2001


	    NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
			 CONSOLIDATED BALANCE SHEETS
			    (Thousands of Dollars)

											       December 31,
											   2000            1999
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   35,360      $   33,085
  Accounts receivable ..............................................................       32,857          32,332
  Due from related party ...........................................................        2,762             152
  Spare parts inventories ..........................................................       11,251           9,977
  Fuel inventories .................................................................        3,793           4,361
  Prepaid expenses and other current assets ........................................          452             335
    Total current assets ...........................................................       86,475          80,242

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,811 and
    $1,179, respectively) ..........................................................        5,149           5,781
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $64,866 and $42,807, respectively) .............................      454,068         470,851
  Power purchase agreements (net of accumulated amortization of $152,246 and
    $99,811, respectively) .........................................................      736,510         788,945
  Other assets .....................................................................          107              39
    Total non-current assets .......................................................    1,195,834       1,265,616

TOTAL ASSETS .......................................................................   $1,282,309      $1,345,858


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   20,160      $   26,333
  Accounts payable .................................................................       17,457          16,745
  Due to related parties ...........................................................          954           1,306
  Other accrued expenses ...........................................................       12,811           5,978
    Total current liabilities ......................................................       51,382          50,362

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      271,735         292,581
  Notes payable - the Funding Corp. ................................................      398,720         418,880
  Note payable - the Acquisition Corp. .............................................      220,000         220,000
  Amounts due utilities for energy bank balances ...................................      162,756         168,885
  Lease payable ....................................................................          969             996
    Total non-current liabilities ..................................................    1,054,180       1,101,342

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partners .................................................................        3,534           3,882
  Limited partners .................................................................      173,213         190,272
    Total partners' equity .........................................................      176,747         194,154

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,282,309      $1,345,858



The accompanying notes are an integral part of these consolidated financial statements.


	    NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)

										    Years Ended December 31,
									      2000           1999           1998
REVENUES ...............................................................    $337,579       $336,299      $302,693

COSTS AND EXPENSES:
  Fuel .................................................................     145,827        129,716       121,438
  Operations and maintenance ...........................................      13,959         14,206        14,321
  Depreciation and amortization ........................................      74,501         73,094        69,540
  General and administrative ...........................................       9,099          8,822         9,432
    Total costs and expenses ...........................................     243,386        225,838       214,731

OPERATING INCOME .......................................................      94,193        110,461        87,962

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ..................................         632            632           548
  Interest expense .....................................................      76,626         78,790        76,336
  Interest income ......................................................      (2,701)        (2,264)       (3,020)
    Total other expense - net ..........................................      74,557         77,158        73,864

NET INCOME..............................................................    $ 19,636       $ 33,303      $ 14,098



The accompanying notes are an integral part of these consolidated financial statements.


	     NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Thousands of Dollars)

										    Years Ended December 31,
									      2000           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..........................................................     $ 19,636       $ 33,303       $  14,098
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ...................................       75,133         73,724          70,091
      Amortization of fuel and O&M contracts ..........................      (20,848)       (20,844)        (24,632)
      Other ...........................................................            -              -             273
      (Increase) decrease in accounts receivable ......................         (525)        (2,586)         14,295
      (Increase) decrease in due from related party ...................       (2,610)          (152)              -
      (Increase) decrease in other current assets .....................         (823)        (9,332)          2,086
      Increase (decrease) in accounts payable and accrued expenses ....        7,545            996         (18,965)
      Increase (decrease) in amounts due utilities for energy bank
	balances ......................................................       (6,129)        (4,471)          1,427
      Increase (decrease) in due to related parties ...................         (352)           506          (1,479)
      Increase (decrease) in lease payable ............................          (27)           996               -
    Net cash provided by operating activities .........................       71,000         72,140          57,194

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................       (5,350)          (120)              -
  Release of restricted cash collateral ...............................            -              -          69,156
  Acquisition purchase price, net of $62,635 cash acquired ............            -              -        (482,167)
    Net cash used in investing activities .............................       (5,350)          (120)       (413,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners .........................................            -              -         545,412
  Principal payments on the Funding Corp. notes  ......................      (26,332)       (23,510)        (21,563)
  Net proceeds from loan by the Acquisition Corp. .....................            -             -          215,202
  Distributions to partners ...........................................      (37,043)       (51,463)       (347,196)
    Net cash provided by (used in) financing activities ...............      (63,375)       (74,973)        391,855

Net increase (decrease) in cash and cash equivalents ..................        2,275         (2,953)         36,038
Cash and cash equivalents at beginning of period ......................       33,085         36,038               -
Cash and cash equivalents at end of period ............................     $ 35,360       $ 33,085       $  36,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ..............................................     $ 59,005       $ 61,241       $  61,227



The accompanying notes are an integral part of these consolidated financial statements.


	     NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
			   (Thousands of Dollars)

									     General      Limited       Partners'
									     Partners     Partners       Equity
Balances, December 31, 1997 ............................................     $      -     $       -     $       -
  Contributions from partners...........................................       10,908       534,504       545,412
  Net income ...........................................................          282        13,816        14,098
  Distributions to partners ............................................       (6,944)     (340,252)     (347,196)
Balances, December 31, 1998 ............................................        4,246       208,068       212,314
  Net income ...........................................................          665        32,638        33,303
  Distributions to partners ............................................       (1,029)      (50,434)      (51,463)
Balances, December 31, 1999 ............................................        3,882       190,272       194,154
  Net income ...........................................................          393        19,243        19,636
  Distributions to partners ............................................         (741)      (36,302)      (37,043)
Balances, December 31, 2000 ............................................     $  3,534     $ 173,213     $ 176,747



The accompanying notes are an integral part of these consolidated financial statements.

	    NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	    NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
			  COMBINED BALANCE SHEETS
			   (Thousands of Dollars)

												 December 31,
											     2000            1999
ASSETS
Current assets:
  Cash and cash equivalents .........................................................     $   34,471     $   32,144
  Accounts receivable ...............................................................         32,857         32,332
  Due from related party ............................................................          2,762            152
  Spare parts inventories ...........................................................         11,251          9,977
  Fuel inventories ..................................................................          3,793          4,361
  Prepaid expenses and other current assets .........................................            452            301
    Total current assets ............................................................         85,586         79,267

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $64,866 and $42,807, respectively) ..............................        454,068        470,851
  Power purchase agreements (net of accumulated amortization of $152,246
    and $99,811, respectively) ......................................................        736,510        788,945
  Other assets ......................................................................            107             39
    Total non-current assets ........................................................      1,190,685      1,259,835

TOTAL ASSETS ........................................................................     $1,276,271     $1,339,102


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..............................     $   20,160     $   26,333
  Accounts payable ..................................................................         17,457         16,745
  Due to related parties ............................................................            842          1,167
  Other accrued expenses ............................................................         12,784          5,978
    Total current liabilities .......................................................         51,243         50,223

Non-current liabilities:
  Deferred credit - fuel contracts ..................................................        271,735        292,581
  Notes payable - the Funding Corp. .................................................        398,720        418,880
  Amounts due utilities for energy bank balances ....................................        162,756        168,885
  Lease payable .....................................................................            969            996
    Total non-current liabilities ...................................................        834,180        881,342

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partner ...................................................................          3,909          4,075
  Limited partners ..................................................................        386,939        403,462
    Total partners' equity ..........................................................        390,848        407,537

TOTAL LIABILITIES AND PARTNERS' EQUITY ..............................................     $1,276,271     $1,339,102



The accompanying notes are an integral part of these combined financial statements.



	    NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	    NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
		      COMBINED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)

													 Period from
											Period from       January 1,
											January 14,        1998 to
							Year Ended       Year Ended       1998 to        January 13,
						       December 31,     December 31,    December 31,        1998
							  2000              1999            1998        (Prior Basis)
REVENUES .........................................      $337,579         $336,299         $302,693        $ 13,109

COSTS AND EXPENSES:
  Fuel ...........................................       145,827          129,716          121,438           5,774
  Operations and maintenance .....................        13,959           14,206           14,321             974
  Depreciation and amortization ..................        74,501           73,094           69,540             894
  General and administrative .....................         9,099            8,817            9,150             538
    Total costs and expenses .....................       243,386          225,833          214,449           8,180

OPERATING INCOME .................................        94,193          110,466           88,244           4,929

OTHER EXPENSE (INCOME):
  Interest expense ...............................        59,048           61,208           61,154           2,422
  Interest income ................................        (2,571)          (2,071)          (2,910)           (402)
    Total other expense - net ....................        56,477           59,137           58,244           2,020

NET INCOME .......................................      $ 37,716         $ 51,329         $ 30,000        $  2,909



The accompanying notes are an integral part of these combined financial statements.


	     NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	     NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
		      COMBINED STATEMENTS OF CASH FLOWS
			   (Thousands of Dollars)

													 Period from
											 Period from     January 1,
											 January 14,       1998 to
							  Year Ended      Year Ended       1998 to       January 13,
							 December 31,    December 31,    December 31,       1998
							     2000            1999            1998       (Prior Basis)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $ 37,716        $ 51,329        $  30,000       $  2,909
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization...................      74,501          73,092           69,543            894
      Amortization of fuel and O&M contracts..........     (20,848)        (20,844)         (24,632)             -
      (Increase) decrease in due from related party ..      (2,610)           (152)               -            114
      (Increase) decrease in accounts receivable .....        (525)         (2,586)          14,295        (10,005)
      (Increase) decrease in other current assets ....        (857)         (9,298)           2,086            426
      Increase (decrease) in accounts payable and
	accrued expenses..............................       7,518             997          (18,809)         7,217
      Increase (decrease) in amounts due utilities
	for energy bank balances......................      (6,129)         (4,471)           1,427            (52)
      Increase (decrease) in due to related parties...        (325)            504              663            (71)
      Increase (decrease) in lease payable ...........         (27)            996                -              -
    Net cash provided by operating activities ........      88,414          89,567           74,573          1,432

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................      (5,350)           (120)               -              -
  Release of restricted cash collateral ..............           -               -           69,156              -
    Net cash provided by (used in) investing
      activities .....................................      (5,350)           (120)          69,156              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions from partners ........................           -               -           10,000              -
  Principal payments on notes ........................     (26,332)        (23,510)         (21,563)             -
  Distributions to partners ..........................     (54,405)        (68,945)        (159,649)             -
    Net cash used in financing activities ............     (80,737)        (92,455)        (171,212)             -

Net increase (decrease) in cash and cash equivalents .       2,327          (3,008)         (27,483)         1,432
Cash and cash equivalents at beginning of period .....      32,144          35,152           62,635         61,203
Cash and cash equivalents at end of period ...........    $ 34,471        $ 32,144        $  35,152       $ 62,635

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .............................    $ 41,427        $ 43,663        $  46,045      $       -



The accompanying notes are an integral part of these combined financial statements.

	    NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	    NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
	     COMBINED STATEMENTS OF PARTNERS' EQUITY(DEFICIENCY)
			   (Thousands of Dollars)

									       General      Limited       Partners'
									       Partner      Partners       Equity
Prior Basis
Balances, December 31, 1997 ............................................       $(4,714)    $(192,472)    $(197,186)
  Net income from January 1 to January 13, 1998 ........................            29         2,880         2,909
Balances, January 13, 1998..............................................        (4,685)     (189,592)     (194,277)
New Basis
  Adjustment of balance due to adoption of new basis....................        10,133       728,946       739,079
  Capital contributions from partners...................................           100         9,900        10,000
  Net income............................................................           300        29,700        30,000
  Distributions to partners ............................................        (1,596)     (158,053)     (159,649)
Balances, December 31, 1998 ............................................         4,252       420,901       425,153
  Net income............................................................           512        50,817        51,329
  Distributions to partners ............................................          (689)      (68,256)      (68,945)
Balances, December 31, 1999 ............................................         4,075       403,462       407,537
  Net income............................................................           378        37,338        37,716
  Distributions to partners ............................................          (544)      (53,861)      (54,405)
Balances, December 31, 2000 ............................................       $ 3,909     $ 386,939     $ 390,848



The accompanying notes are an integral part of these combined financial statements.


	    NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
	    NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
	   NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
			 Year Ended December 31, 2000
			 Year Ended December 31, 1999
	     Period From January 14, 1998 to December 31, 1998
	      Period From January 1, 1998 to January 13, 1998


1.  Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership
(NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and Tractebel Power, Inc. (Tractebel Power). ESI Energy is wholly-owned by FPL Energy, LLC (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. Tractebel Power is a direct wholly-owned subsidiary of Tractebel, Inc., which is a direct wholly-owned subsidiary of Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the Suez group. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. NE LP holds a one percent (1%) general partner and ninety-eight percent (98%) limited partner interest in the Partnerships; NE LLC holds the remaining one percent (1%) limited partner interest. See Note 2 - Acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and have been granted permission by the Federal Energy Regulatory Commission to operate as qualifying facilities defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations.

In connection with the acquisitions of the Partnerships' interests, an existing special purpose funding corporation was acquired by an entity related to FPL Energy and Tractebel Power. The funding corporation's name was changed from IEC Funding Corp. to ESI Tractebel Funding Corp (Funding Corp.). Additionally, as a means of funding portions of the purchase price of the acquisitions of the Partnerships, ESI Tractebel Acquisition Corp. (Acquisition Corp.), also an affiliate of FPL Energy and Tractebel Power, was formed. On February 12, 1998, the Acquisition Corp. issued new debt securities which were registered with the Securities and Exchange Commission in an exchange offer. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the new debt is expected from distributions from the Partnerships and is guaranteed by all interests in the Partnerships. See Note 4 for additional information.

The partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture relating to the debt issued by the Acquisition Corp.

2.  Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of NE LP and subsidiaries (including the Partnerships subsequent to the acquisitions, as they are indirectly wholly-owned by NE
LP). All material intercompany balances and transactions have been eliminated in consolidation. The accompanying combined financial statements include the accounts of NEA and NJEA for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination. Certain amounts included in prior years' consolidated and combined financial statements have been reclassified to conform to the current year's presentation.

Acquisitions - On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships for approximately $545 million, including approximately $10 million of acquisition costs (the Acquisitions). The Acquisitions were accounted for using the purchase method of accounting and were subject to pushdown accounting, which gave rise to a new basis of accounting by the Partnerships. The purchase price was allocated to the assets and liabilities acquired based on their relative fair values.

The following is a summary of the Partnerships' assets acquired and liabilities assumed in the Acquisitions (thousands of dollars):

ASSETS:
  Current assets ........................................ $114,286
  Restricted cash ....................................... $ 69,156
  Cogeneration facilities and carbon dioxide facility.... $513,523
  Power purchase agreements ............................. $888,756
  Other assets .......................................... $     36

LIABILITIES:
  Current liabilities ................................... $ 48,404
  Operations and maintenance (O&M) contracts ............ $ 18,749
  Fuel contracts ........................................ $333,544
  Energy bank balances .................................. $171,530
  Notes payable ......................................... $468,724

Carrying values of current assets, restricted cash and current liabilities were considered to closely approximate fair value and were not adjusted. Power purchase agreements were assigned a value based on the estimated amount to be received over the contract period in excess of an independent appraiser's assessment of market rates for power, discounted to the date of acquisition. The cogeneration facilities and carbon dioxide facility were initially assigned value based on an assessment of current replacement cost for similar capacity, without the acquired power purchase agreements. In accordance with Accounting Principles Board Opinion No. 16, the values assigned to these long-lived assets were reduced by the net excess of the fair values of all assets acquired over the purchase price. O&M and fuel contract obligations were determined based on expected cash flows during contract periods compared to estimated cash flows for similar services if contracted for currently, discounted to the date of acquisition. Notes payable include the previously existing debt of the Partnerships that was considered to approximate market value. Energy bank balances were assigned a value representing the estimated present value of future payments to utilities in connection with certain existing power purchase agreements.

Impairment of Long-Lived Assets - NE LP and the Partnerships evaluate on an ongoing basis the recoverability of its assets and related intangible assets for impairment, based on estimated future cash flows, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2000 and 1999, the recorded amount of cash approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt-hour (kwh), subject to adjustment based on actual volumes of electricity purchased, escalation factors and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected as amounts due utilities for energy bank balances on the balance sheets. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - Effective January 14, 1998, all facilities were revalued as a result of applying the purchase method of accounting mentioned above. The facilities are depreciated using the straight-line method over their estimated useful life which was increased from 20 years to 34 years effective January 14, 1998.

Major Maintenance - Effective January 14, 1998, maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2000, 1999 and 1998, the Partnerships recorded major maintenance expense of $4.8 million, $5.1 million and $2.8 million, respectively. At December 31, 2000 and 1999, the Partnerships had $6.5 million and $3.3 million of accrued major maintenance expense, respectively.

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on an average cost basis, or market. Prior to January 14, 1998, inventories were determined on a first-in, first-out (FIFO) basis. The change did not have a significant impact on the financial statements. Spare parts inventories consist primarily of spare parts purchased from the previous O&M provider. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

Power Purchase Agreements - Effective January 14, 1998, power purchase agreements which were determined to be in excess of prevailing rates for similar agreements were adjusted as a result of applying the purchase method of accounting mentioned above. These amounts are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Fuel Contracts - Effective January 14, 1998, fuel contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The fuel contracts are being amortized on a straight-line basis over the remaining terms of the contracts from that date, 16 years.

O&M Contracts - Effective January 14, 1998, O&M contracts which were determined to be in excess of prevailing rates for similar contracts were adjusted as a result of applying the purchase method of accounting mentioned above. The O&M contracts were initially assigned a value of $18.7 million. For the period ended December 31, 1998, the Partnerships recorded $4.5 million of amortization expense for the O&M contracts. Effective December 31, 1998, the O&M contracts between the previous O&M provider and the Partnerships were terminated by mutual consent of both parties and a payment of $10 million was made to the previous O&M provider. See Note 7 O&M of the Cogeneration Facilities.

Interest Rate Swaps - Interest rate swaps that do not qualify for hedge accounting are recorded at fair value, with changes in the fair value recognized currently in income as adjustments to interest expense. See Note 6.

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6.

Deferred Debt Issuance Costs - Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the interest method.

Income Taxes - Partnerships are not taxable entities for federal and state income tax purposes. As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, the Registrants adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon settlement, any gains or losses will be passed through fuel expense.

In January 2001, NE LP and the Partnerships recorded an initial adjustment to record the fair values of instruments not previously reported on the balance sheet resulting in derivative assets of $22.6 million. Hedge accounting has been applied to some of these contracts, resulting in a credit of $4.3 million to other comprehensive income (in partners' equity) for NE LP and the Partnerships. An adjustment to record the cumulative effect on NE LP and the Partnerships' earnings of a change in accounting principle in the amount of a $18.3 million gain was recorded, representing the effect of those derivative instruments for which hedge accounting was not applied.

In December 2000, the Financial Accounting Standards Board's (FASB) Derivatives Implementation Group (DIG) discussed several issues related to the power generation industry, but did not reach conclusions on those issues. In March 2001, the FASB discussed some of these issues, but the conclusions were not final or effective. The ultimate resolution of these issues could result in a requirement to mark certain of NE LP and the Partnerships' power purchase agreements to their fair market values each reporting period. If these agreements are required to be treated as derivative instruments, the new accounting would first be applied in the quarter following final resolution of the issues.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide
Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw at initial floor prices per kwh subject to adjustment based on actual volumes purchased, escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 mw at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 2000.

For the years ended December 31, 2000, 1999 and 1998, power sale revenues from two different utilities accounted for approximately 42% and 42%, 45% and 41%, and 47% and 40%, respectively, of total revenues.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. While NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balances - Certain of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit (see
Note 7 - Energy Bank and Loan Collateral).

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extends for the same terms as the carbon dioxide facility's lease, with automatic extension for any renewal period under that lease. Pursuant to the steam sales agreement, NEA sells a portion of the steam generated by the NEA facility at a price that fluctuates based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease is $100,000 per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility.

In 1989, NJEA entered into a 20-year steam sales agreement with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sells a quantity of steam at a floor price that can increase based on changes in prices of coal. This agreement automatically renews for two consecutive five-year terms unless either party gives notice not to renew two years before the expiration of each of the prior terms.

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with ProGas Limited (ProGas) and Public Service Electric and Gas Company (PSE&G). Various pipeline companies provide transportation of the natural gas. Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The ProGas contracts commenced in 1991, and the initial 15-year terms were subsequently extended an additional seven years. The maximum total volumes of gas to be delivered under the ProGas contracts are approximately 48,800 and 22,000 million of British thermal units (MMBtu) per day for NEA and NJEA, respectively. The contract price, including transportation, of the ProGas supply delivered to the import point is determined with reference to a base price in 1990, re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991 and provides for the sale and delivery to NJEA of up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $45 million, $43 million and $46 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total payments under such contracts were approximately $133.7 million, $126.9 million and $125.4 million in 2000, 1999 and 1998, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2000, 1999 and 1998, were approximately $33.8 million, $27.0 million and $24.6 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4.  Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, has borrowings outstanding as follows:

												December 31,
											    2000           1999
8.43% Senior Secured Notes Due 2000 ................................................    $          -   $ 26,333,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     418,880,000    445,213,000
    Less current maturities ........................................................      20,160,000     26,333,000
    Long-term debt, excluding current maturities ...................................    $398,720,000   $418,880,000

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
2004 .................................................. $ 28,564,000
2005 .................................................. $ 45,349,000
Thereafter ............................................ $278,301,000
Total ................................................. $418,880,000

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Funding Corp. Securities and the execution of mergers, consolidations and sales of assets.

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into interest rate swap agreements providing for the payments on a notional principal amount to be made by the Partnerships at fixed interest rates, in exchange for payments to be made by such financial institutions at floating interest rates. As a result of the repayment of such loans with the proceeds of the Funding Corp. Securities, the original interest swap agreements no longer qualified for hedge accounting and were recorded at fair value at December 31, 1998. The swaps expired during 1999. Changes in fair value are recognized in the statements of operations for the periods ended December 31, 1999 and 1998.

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP, evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 .................................................. $  8,800,000
2003 .................................................. $  8,800,000
2004 .................................................. $  8,800,000
2005 .................................................. $  8,800,000
Thereafter ............................................ $184,800,000
Total ................................................. $220,000,000

The Acquisition Corp. Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Acquisition Corp. Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Acquisition Corp. Securities is guaranteed by all interests in the Partnerships. The Acquisition Corp. Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

5.  Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $798 thousand, $782 thousand and $765 thousand, respectively, in fees under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the O&M of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For each of the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $1.5 million in fees under the agreements. See Note 7 - O&M of the Cogeneration Facilities.

Fuel Management Agreements - Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $909 thousand, $896 thousand and $881 thousand, respectively, in fees under the agreements.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, operations and maintenance and fuel management agreements mentioned above.

Accrued expenses under the administrative services, O&M and fuel management agreements were $796 thousand and $473 thousand at December 31, 2000 and 1999, respectively. Additionally, power sales to an entity related to FPL Energy were $3.5 million, $2.5 million and $1.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

6.  Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

Under the terms of a previous loan and credit agreement, the Partnerships were required to enter into fixed interest rate swap agreements as a means of managing exposure to the variable rate of interest of those borrowings. In conjunction with the refinancing of those borrowings, the Partnerships entered into counter-swap agreements so that the Partnerships would no longer be exposed to changes in interest rates. The interest rate swaps expired during 1999. The notional amount of these interest rate swap agreements was $5.5 million at December 31, 1998. The notional amount indicates the size of the transaction entered into, not the Partnerships' exposure to loss. Changes in fair value from the interest rate swap agreements which are recognized in the statements of operations were $191 thousand and $697 thousand for the years ended December 31, 1999 and 1998, respectively.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements that require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The contract amount of these agreements was 4.2 million MMBtu, 4.3 million MMBtu and 13.4 million MMBtu at December 31, 2000, 1999 and 1998, respectively. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements was $9.5 million, $2.4 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

											   December 31,
										   2000                   1999
									   Carrying  Estimated    Carrying  Estimated
									    Amount   Fair Value    Amount   Fair Value
										      (Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp. (a) ......................    $418,880  $450,000(b)  $445,213  $454,000(b)
Long-term debt of NE LP/Acquisition Corp. .............................    $220,000  $220,000(b)  $220,000  $204,000(b)
Gas swap agreements of NE LP/the Partnerships .........................    $      -  $ 22,608(c)  $      -  $  1,668(c)
_______________

(a)  Includes current maturities.
(b)  Based on the borrowing rate on January 8, 2001 for debt instruments with similar terms and average maturities.
(c)  Based on estimated cost to terminate the agreements.

7.  Commitments and Contingencies

Energy Bank and Loan Collateral - Subsequent to the Acquisitions on January 14, 1998, certain credit arrangements were terminated and replaced with new letters of credit and a guaranty to satisfy requirements in certain power purchase agreements. On July 1 and December 19, 2000, energy bank letters of credit were renewed in face amounts of $13.9 million and $54 million. The $13.9 million letter of credit expires on December 31, 2001 and can be drawn upon on one occasion in the event that a certain power purchase agreement has terminated at a time when there is a positive energy bank balance existing in favor of the power purchaser. The $54 million letter of credit expires on December 31, 2001 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing in favor of the power purchaser. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on July 1, 2000, a letter of credit was renewed in the face amount of $23.4 million. The $23.4 million letter of credit expires on December 31, 2001 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

Once the new credit arrangements mentioned above were put in place in 1998, cash of approximately $69.2 million (plus approximately $2.5 million in accrued interest) was released and distributed to the partners. Additionally, in 1998 new letters of credit were issued in substitution for cash on deposit in Partnership trust accounts and approximately $33.2 million in cash was released and distributed to the partners.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expires on December 31, 2001 and is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

O&M of the Cogeneration Facilities - In 1989, the Partnerships entered into two separate ten-year O&M agreements with an O&M provider (the previous O&M provider) for an aggregate annual consideration of approximately $11.1 million, subject to changes in specified indices. Under these agreements, the Partnerships were required to pay the previous O&M provider a bonus payable annually over the term of the agreements based on operating performance. The Partnerships incurred $16.7 million for O&M and bonus expenses for the year ended December 31, 1998. Effective December 31, 1998, the O&M contracts between the previous O&M provider and the Partnerships were terminated by mutual consent of both parties. The Partnerships paid the previous O&M provider $10 million in cash to terminate the agreements and recorded a net gain of $4.2 million, the effect of which is reflected in the statement of operations for the period ended December 31, 1998. Additionally, the Partnerships agreed to pay the previous O&M provider a total of $15.6 million, which approximates market value, for spare parts purchased in 1999. An entity related to FPL Energy became the new provider of O&M services for the Partnerships on January 1, 1999. The Partnerships incurred $13.9 million and $14.2 million for O&M expense for the year ended December 31, 2000 and 1999, respectively, of which $3.4 million and $3.8 million represented salaries paid to the new O&M provider.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
2001 .................................................. $  225,000
2002 .................................................. $  237,000
2003 .................................................. $  249,000
2004 .................................................. $  261,000
2005 .................................................. $  273,000
Thereafter ............................................ $1,977,000

Lease expense under this agreement is recognized on a straight-line levelized basis of approximately $198,000 annually over the lease term.

8.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2000 and 1999 is as follows:

				       March 31 (a)       June 30 (a)       September 30 (a)       December 31 (a)
							      (thousands of dollars)
NE LP:

	      2000
Operating revenues ............          $90,102            $74,949             $90,937                $81,591
Operating income ..............          $28,607            $15,905             $28,183                $21,498
Net income (loss) .............          $ 9,541            $(2,526)            $ 9,459                $ 3,162

	      1999
Operating revenues ............          $90,332            $79,179             $88,305                $78,483
Operating income ..............          $30,257            $27,264             $31,630                $21,310
Net income ....................          $10,789            $ 7,910             $12,294                $ 2,310


The Partnerships:

	      2000
Operating revenues ............          $90,102            $74,949             $90,937                $81,591
Operating income ..............          $28,607            $15,905             $28,183                $21,498
Net income ....................          $14,087            $ 2,016             $13,916                $ 7,697

	      1999
Operating revenues ............          $90,332            $79,179             $88,305                $78,483
Operating income ..............          $30,257            $27,269             $31,630                $21,310
Net income ....................          $15,306            $12,461             $16,780                $ 6,782
_______________

(a) In the opinion of NE LP and the Partnerships, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.


INDEPENDENT AUDITORS' REPORT


ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying financial statements of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, listed in the accompanying index at Item 14(a)1 of this Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 29, 2001


			ESI TRACTEBEL FUNDING CORP.
			       BALANCE SHEETS
			  (Thousands of Dollars)

												 December 31,
											    2000            1999
ASSETS
Current assets:
  Cash ..............................................................................     $       1       $       1
  Current portion of notes receivable from the Partnerships..........................        20,160          26,333
    Total current assets ............................................................        20,161          26,334

Notes receivable from the Partnerships ..............................................       398,720         418,880

TOTAL ASSETS ........................................................................     $ 418,881       $ 445,214


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt securities payable ........................................     $  20,160       $  26,333

Debt securities payable .............................................................       398,720         418,880

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ......             1               1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................     $ 418,881       $ 445,214



The accompanying notes are an integral part of these financial statements.


			ESI TRACTEBEL FUNDING CORP.
			 STATEMENTS OF OPERATIONS
			  (Thousands of Dollars)

										    Years Ended December 31,
										2000          1999         1998
Interest income .........................................................     $ 41,426      $ 43,468     $ 45,327
Interest expense ........................................................      (41,426)      (43,468)     (45,327)

NET INCOME ..............................................................     $      -      $      -     $      -



The accompanying notes are an integral part of these financial statements.


			ESI TRACTEBEL FUNDING CORP.
			 STATEMENTS OF CASH FLOWS
			  (Thousands of Dollars)

											  Years Ended December 31,
											 2000       1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................  $      -   $      -   $      -
  Adjustment to reconcile net income to net cash provided by operating activities:
      Other - net....................................................................         -          -          -
    Net cash provided by operating activities .......................................         -          -          -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments received from the Partnerships..................................    26,332     23,510     21,563
  Principal payments on debt ........................................................   (26,332)   (23,510)   (21,563)
    Net cash provided by financing activities .......................................         -          -          -

Net increase in cash ................................................................         -          -          -
Cash at beginning of period .........................................................         1          1          1
Cash at end of period ...............................................................  $      1   $      1   $      1

Supplemental disclosure of cash flow information:
  Cash paid for interest ............................................................  $ 41,426   $ 43,468   $ 45,327



The accompanying notes are an integral part of these financial statements.


			ESI TRACTEBEL FUNDING CORP.
		       NOTES TO FINANCIAL STATEMENTS
	       Years Ended December 31, 2000, 1999 and 1998


1.  Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. On January 14, 1998, the Funding Corp. was acquired by a subsidiary of ESI Energy, LLC (ESI Energy), Tractebel Power, Inc. (Tractebel Power) and Broad Street Contract Services, Inc. (Broad Street) from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. Broad Street participates for the purpose of providing an independent director and has no economic interests. The Funding Corp. changed its name from IEC Funding Corp. to its current name concurrent with and related to its acquisition. The Funding Corp. acts as agent of Northeast Energy Associates, A Limited Partnership and North Jersey Energy Associates, A Limited Partnership (combined, the Partnerships) with respect to the securities and holds itself out as agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy and Tractebel Power.

2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  The Securities

The Funding Corp. previously issued secured notes (Securities). The proceeds from the Securities were used to make loans to the Partnerships. In connection with this transaction, the notes outstanding under a previous loan and credit agreement of the Partnerships were surrendered and new notes of the Partnerships were issued to the Funding Corp. in the aggregate principal amount of the Securities. Borrowings outstanding are as follows:

												December 31,
											    2000           1999
8.43% Senior Secured Notes Due 2000 ................................................    $          -   $ 26,333,000
9.16% Senior Secured Notes Due 2002 ................................................      31,500,000     31,500,000
9.32% Senior Secured Bonds Due 2007 ................................................     215,740,000    215,740,000
9.77% Senior Secured Bonds Due 2010 ................................................     171,640,000    171,640,000
  Total long-term debt .............................................................     418,880,000    445,213,000
    Less current maturities ........................................................      20,160,000     26,333,000
    Long-term debt, excluding current maturities ...................................    $398,720,000   $418,880,000

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2001 .................................................. $ 20,160,000
2002 .................................................. $ 22,688,000
2003 .................................................. $ 23,818,000
2004 .................................................. $ 28,564,000
2005 .................................................. $ 45,349,000
Thereafter ............................................ $278,301,000
Total ................................................. $418,880,000

The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

4.  Financial Instruments

The estimated fair value of the Securities and the notes receivable from the Partnerships at December 31, 2000 and 1999 was $450 million and $454 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2000 and 1999 is as follows:

				       March 31 (a)       June 30 (a)       September 30 (a)       December 31 (a)
							      (thousands of dollars)
	      2000
Operating revenues ............          $     -            $     -             $     -                $     -
Operating income ..............          $     -            $     -             $     -                $     -
Net income ....................          $     -            $     -             $     -                $     -

	      1999
Operating revenues ............          $     -            $     -             $     -                $     -
Operating income ..............          $     -            $     -             $     -                $     -
Net income ....................          $     -            $     -             $     -                $     -
____________

(a) In the opinion of Funding Corp., all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.


INDEPENDENT AUDITORS' REPORT


ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying financial statements of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999 and the period from January 12, 1998 (Date of Formation) to December 31, 1998, listed in the accompanying index at Item 14(a)1 of this Annual Report on Form 10-K to the Securities and Exchange Commission for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from January 12, 1998 (Date of Formation) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Certified Public Accountants

West Palm Beach, Florida
March 29, 2001


		       ESI TRACTEBEL ACQUISITION CORP.
			       BALANCE SHEETS
			   (Thousands of Dollars)

												  December 31,
											      2000           1999
ASSETS
Due from NE LP .......................................................................      $    152       $    152
Note receivable from NE LP ...........................................................       220,000        220,000

TOTAL ASSETS .........................................................................      $220,152       $220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ...............................................................      $     14       $      9

Deferred credit - interest rate hedge ................................................           112            126
Debt securities payable ..............................................................       220,000        220,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued ..............             -              -
  Retained earnings ..................................................................            26             17

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................      $220,152       $220,152



The accompanying notes are an integral part of these financial statements.


		       ESI TRACTEBEL ACQUISITION CORP.
			  STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)

												    Period From
							     Year Ended        Year Ended         January 12, 1998
							    December 31,      December 31,      (Date of Formation)
								2000              1999          to December 31, 1998
Interest income .........................................     $ 17,578          $ 17,578               $ 15,182
Interest expense ........................................      (17,564)          (17,564)               (15,170)
Income before income taxes ..............................           14                14                     12
Income tax expense ......................................           (5)               (5)                    (4)

NET INCOME ..............................................     $      9          $      9               $      8



The accompanying notes are an integral part of these financial statements.


		       ESI TRACTEBEL ACQUISITION CORP.
			  STATEMENTS OF CASH FLOWS
			   (Thousands of Dollars)

												    Period From
								 Year Ended      Year Ended      January 12, 1998
								December 31,    December 31,    (Date of Formation)
								    2000            1999        to December 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................  $      9        $      9            $       8
  Adjustment to reconcile net income to net cash provided
  by operating activities:
      Other - net...............................................        (9)             (9)                  (8)
    Net cash provided by operating activities ..................         -               -                    -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to NE LP ................................................         -               -             (215,202)
    Net cash used in investing activities ......................         -               -             (215,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of debt securities ..................................         -               -              215,050
  Proceeds from interest rate hedge ............................         -               -                  152
    Net cash provided by financing activities ..................         -               -              215,202

Net increase in cash ...........................................         -               -                    -
Cash at beginning of period ....................................         -               -                    -
Cash at end of period ..........................................  $      -        $      -            $       -

Supplemental disclosure of cash flow information:
  Cash paid for interest .......................................  $ 17,578        $ 17,578            $  15,182



The accompanying notes are an integral part of these financial statements.


		       ESI TRACTEBEL ACQUISITION CORP.
		     STATEMENTS OF STOCKHOLDERS' EQUITY
			   (Thousands of Dollars)

							       Common          Retained          Stockholders'
							       Stock           Earnings             Equity
Issuance of common stock ................................      $    -          $    -               $    -
Stock subscriptions .....................................           -               -                    -
Net income ..............................................           -               8                    8
Balances, December 31, 1998 .............................           -               8                    8
Net income ..............................................           -               9                    9
Balances, December 31, 1999 .............................           -              17                   17
Net income ..............................................           -               9                    9
Balances, December 31, 2000 .............................      $    -          $   26               $   26



The accompanying notes are an integral part of these financial statements.


		       ESI TRACTEBEL ACQUISITION CORP.
			NOTES TO FINANCIAL STATEMENTS
	       Years Ended December 31, 2000, 1999 and 1998


1.  Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by a subsidiary of Tractebel Power, Inc. (Tractebel Power). The Acquisition Corp. acts as agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and Tractebel Power.

2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2000 were $220 million.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made annually commencing on June 30, 2002 and are in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002 ...............................................  $  8,800,000
2003 ...............................................  $  8,800,000
2004 ...............................................  $  8,800,000
2005 ...............................................  $  8,800,000
Thereafter .........................................  $184,800,000
Total ..............................................  $220,000,000

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Securities will be effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guaranty by the Partnerships of its indebtedness. Repayment of the Securities is guaranteed by all interests in the Partnerships. The Securities will rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4.  Financial Instruments

In January 1998, the Acquisition Corp. entered into a fixed interest rate financial instrument to hedge its exposure to fluctuations in the interest rate associated with the placement of originally issued securities. The financial instrument was settled on February 17, 1998 and qualified for hedge accounting. The gain resulting from the hedge was $152 thousand and is being amortized into income using the effective interest method. The balances of the deferred gain were $112 thousand and $126 thousand as of December 31, 2000 and 1999, respectively.

The estimated fair value of the Securities and the note receivable from NE
LP at December 31, 2000 and 1999 was $220 million and $204 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5.  Stockholders' Equity

On January 12, 1998 (Date of Formation), the Acquisition Corp. received stock subscriptions and subsequently issued 20 shares of common stock, par value $.10.

6.  Income Taxes

The Acquisition Corp. acts as agent of NE LP with respect to the Securities and holds itself out as agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

7.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2000 and 1999 is as follows:

				       March 31 (a)       June 30 (a)       September 30 (a)       December 31 (a)
							      (thousands of dollars)
	      2000
Operating revenues ............          $     -            $     -             $     -                $     -
Operating income ..............          $     -            $     -             $     -                $     -
Net income ....................          $     2            $     2             $     3                $     2

	      1999
Operating revenues ............          $     -            $     -             $     -                $     -
Operating income ..............          $     -            $     -             $     -                $     -
Net income ....................          $     2            $     2             $     3                $     2
____________

(a) In the opinion of Acquisition Corp., all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made.
    Results of operations for an interim period may not give a true indication of results for the year.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.


				  PART III

Item 10. Directors and Executive Officers of the Registrants

	    Management Committee of NE LP and the Partnerships

Nathan E. Hanson. Mr. Hanson, 36, is director of business management of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation from 1995 to 1998.

Eric M. Heggeseth.  Mr. Heggeseth, 48, is vice president of Tractebel
Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Michael L. Leighton. Mr. Leighton, 55, is vice president of business management of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He was appointed to the NE LP Management Committee by ESI GP in May 2000.

Werner E. Schattner. Mr. Schattner, 55, is executive vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in January 1998.

	  Directors of the Funding Corp. and the Acquisition Corp.

Lewis Hay III. Mr. Hay, 45, is president of FPL Energy. He was formerly vice president, finance and chief financial officer of FPL Group and senior vice president, finance and chief financial officer of FPL, from August 1999 to March 2000. Prior to that, Mr. Hay was senior vice president and chief financial officer of U.S. Foodservice, a foodservice distributor, from 1991 to 1997, and executive vice president and chief financial officer from 1997 to 1999. He has been a director of the Funding Corp. and the Acquisition Corp. since March 2000.

Eric M. Heggeseth.  Mr. Heggeseth, 48, is vice president of Tractebel
Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Werner E. Schattner. Mr. Schattner, 55, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Glenn E. Smith. Mr. Smith, 43, is senior vice president of project development of FPL Energy. He was formerly director of project development for Nations Energy Corporation from May 1995 to June 1997. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.


Directors of the Funding Corp. and the Acquisition Corp. are elected annually and serve until their resignation, removal or until their respective successors are elected. The members of the Management Committee of NE LP and the Partnerships serve until their resignation, removal or until their respective successors are elected. Except as noted, each director or management committee member has held his position for five years or more and his employment history is continuous.

Item 11.  Executive Compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

					      Name and Address of             Nature of             Percentage
	       Title of Class                   Beneficial Owner        Beneficial Ownership         Interest
Partnerships:
General and Limited Partnership Interest      NE LP(1)                General Partner               98%LP
												     1%GP

Limited Partnership Interest                  NE LLC(1)               Limited Partner                1%LP

NE LP:
General Partnership Interest                  ESI GP(1)               General Partner in NE LP       1%GP

General Partnership Interest                  Tractebel GP(2)         General Partner in NE LP       1%GP

Limited Partnership Interest                  ESI LP(1)               Limited Partner in NE LP      49%LP

Limited Partnership Interest                  Tractebel LP(2)         Limited Partner in NE LP      49%LP

(1)  The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd.,
     Juno Beach, Florida 33408.
(2)  The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South,
     Suite 900, Houston, Texas 77027.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities:

					   Name and Address of        Amount and Nature of     Percent of
	     Title of Class                  Beneficial Owner         Beneficial Ownership        Class
Common Stock                            ESI Northeast Funding (1)     3,750                    37.5%

Common Stock                            Tractebel Power (2)           3,750                    37.5%

Common Stock                            Broad Street (3)              2,500                    25.0%
_______________

(1)  The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(2)  The address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(3)  The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the
     Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities:

						Name and Address of        Amount and Nature of     Percent of
	       Title of Class                     Beneficial Owner         Beneficial Ownership        Class
Common Stock                                 ESI Northeast Acquisition (1) 10                       50.0%

Common Stock                                 Tractebel Power (2)           10                       50.0%
_______________

(1)  The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach,
     Florida 33408.
(2)  The address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.

Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement. NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $798 thousand, $782 thousand and $765 thousand, respectively, in fees under the agreement.

O&M Agreements. NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For each of the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $1.5 million in fees under the agreements.

Fuel Management Agreements. Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimburse costs and expenses of performing services. For the periods ended December 31, 2000, 1999 and 1998, the Partnerships incurred $909 thousand, $896 thousand and $881 thousand, respectively, in fees under the agreements.

Power Sales. From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $3.5 million, $2.5 million and $1.1 million in 2000, 1999 and 1998, respectively.

				   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
	 (a)  1.  Financial Statements                                                                  Page(s)

		  NE LP:
		    Independent Auditors' Report                                                           9
		    Consolidated Balance Sheets                                                           10
		    Consolidated Statements of Operations                                                 11
		    Consolidated Statements of Cash Flows                                                 12
		    Consolidated Statements of Partners' Equity                                           13
		    Notes to Consolidated Financial Statements                                          18-24

		  Partnerships:
		    Independent Auditors' Report                                                           9
		    Combined Balance Sheets                                                               14
		    Combined Statements of Operations                                                     15
		    Combined Statements of Cash Flows                                                     16
		    Combined Statements of Partners' Equity (Deficiency)                                  17
		    Notes to Combined Financial Statements                                              18-24

		  Funding Corp.:
		    Independent Auditors' Report                                                          25
		    Balance Sheets                                                                        26
		    Statements of Operations                                                              27
		    Statements of Cash Flows                                                              28
		    Notes to Financial Statements                                                       29-30

		  Acquisition Corp.:
		    Independent Auditors' Report                                                          31
		    Balance Sheets                                                                        32
		    Statements of Operations                                                              33
		    Statements of Cash Flows                                                              34
		    Statements of Stockholders' Equity                                                    35
		    Notes to Financial Statements                                                       36-37

	      2.  Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	      3.  Exhibits including those Incorporated by Reference


	      Exhibit No.     Description
	      3.1*             Certificate of Incorporation of the Funding Corp.

	      3.1.1*****       Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed
			       with the Secretary of State of the State of Delaware on February 3, 1998

	      3.1.2******      Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of
			       State of the State of Delaware on January 12, 1998

	      3.2*****         By-laws of the Funding Corp.

	      3.2.1******      By-laws of the Acquisition Corp.

	      3.3*****         Amended and Restated Certificate of Limited Partnership of NEA as filed with the
			       Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended
			       and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989
			       and as amended and restated on February 16, 1998

	      3.4*****         Amended and Restated Certificate of Limited Partnership of NJEA as filed with the
			       Secretary of State of the State of New Jersey on November 3, 1986, as amended and
			       restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998

	      3.5*****         Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21,
			       1997

	      3.6*****         Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21,
			       1997

	      3.7*****         Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed
			       with the Secretary of State of the State of Delaware on November 21, 1997

	      3.8*****         Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of
			       November 21, 1997

	      4.1*             Trust Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp.
			       and the Trustee

	      4.2*             First Supplemental Indenture dated as of November 15, 1994, among the Partnerships, the
			       Funding Corp and the Trustee, including forms of the securities

	      4.3*             Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the
			       institutions referred to therein and Sanwa Bank Limited, New York Branch (Sanwa)

	      4.4*             Collateral Agency Agreement dated as of December 1, 1994 among the Partnerships, the
			       Funding Corp., the Trustee, Sanwa, the Swap Providers (as defined therein) and State
			       Street Bank and Trust Company, as Collateral Agent

	      4.5*             Amended and Restated Project Loan and Credit Agreement dated as of December 1, 1994,
			       between the Partnerships and the Funding Corp.

	      4.6*             Partnerships' Guarantee Agreement dated as of December 1, 1994, between the Partnerships
			       and the Trustee

	      4.7*             Registration Rights Agreement dated as of November 21, 1994, among the Partnerships, the
			       Funding Corp., Chase Securities, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated
			       and Salomon Brothers, Inc.

	      4.8*             Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the
			       Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee

	      4.9*             Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp.
			       and the Trustee

	      4.10*            Amended and Restated Assignment and Security Agreement dated as of December 1, 1994,
			       between the Partnerships, NE LP and the Trustee

	      4.11*            Amended and Restated Assignment and Security Agreement dated as of December 1, 1994,
			       between NEA and the Trustee

	      4.12*            Amended and Restated Assignment and Security Agreement dated as of December 1, 1994,
			       between NJEA and the Trustee

	      4.13*            Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing
			       dated as of December 1, 1994, made by NEA in favor of the Trustee

	      4.14*            Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing
			       (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee

	      4.15*            Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and
			       Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee

	      4.16*            Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA
			       and the Trustee

	      4.17*            Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
			       (National Association) and the Trustee with respect to the Bellingham Mortgage dated as
			       of June 28, 1989

	      4.18*            Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
			       (National Association) and the Trustee with respect to the Bellingham Mortgage dated
			       August 10, 1989

	      4.19*            Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank
			       (National Association) and the Trustee with respect to the Sayreville Mortgage dated
			       June 28, 1989

	      4.20*            Assignment of Security Agreements dated as of December 1, 1994, among  The Chase
			       Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp.
			       and NE LP

	      4.21*****        Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp.,
			       NEA, NJEA and the Trustee

	      4.22*****        Amendment to Amended and Restated Assignment and Security Agreement by and between NEA,
			       NJEA, NE LP and the Trustee dated as of January 14, 1998

	      4.23*****        Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998
			       among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee

	      4.24******       Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and
			       the Trustee

	      4.25******       Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition
			       Corp., NE LP, and Goldman Sachs & Co.

	      4.26******       Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the
			       Acquisition Corp., NE LP, NE LLC in favor of the Trustee

	      4.27******       Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast
			       Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor
			       of the Trustee

	      10.1*            Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth,
			       Montaup, and The Chase Manhattan Bank (National Association)

	      10.2.1*          Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the
			       "Sayreville O&M Agreement"), between NJEA and Westinghouse Power

	      10.2.2*          Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA
			       and Westinghouse Power

	      10.2.3*          Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993,
			       between Westinghouse Power and NJEA

	      10.2.4*          Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989
			       (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power

	      10.2.5*          Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and
			       Westinghouse

	      10.2.6*          Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993,
			       between NEA and Westinghouse Power


	      10.2.7**         Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between
			       NEA and Westinghouse Power

	      10.3.1*          Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase
			       Agreement"), between NEA and BECO

	      10.3.2*          First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between
			       BECO and NEA

	      10.3.3*          Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989,
			       between BECO and NEA

	      10.3.4*          Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase
			       Agreement"), between NEA and BECO

	      10.3.5*          First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989,
			       between NEA and BECO

	      10.3.6*          Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase
			       Agreement"), between NEA and Commonwealth

	      10.3.7*          First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15,
			       1988, between Commonwealth and NEA

	      10.3.8*          Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1,
			       1989, between Commonwealth and NEA

	      10.3.9*          Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase
			       Agreement"), between NEA and Commonwealth

	      10.3.10*         First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1,
			       1989, between NEA and Commonwealth

	      10.3.11*         Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase
			       Agreement"), between NEA and Montaup

	      10.3.12*         First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989,
			       between Montaup and NEA

	      10.3.13*         Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase
			       Agreement"), between NJEA and JCP&L

	      10.3.14*         First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between
			       JCP&L and NJEA

	      10.4.1*          Firm Transportation Service Agreement dated as of February 28, 1994, among CNG
			       Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc.,
			       a Delaware corporation ("ProGas USA") and ProGas

	      10.4.2*          Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991,
			       between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation
			       ("Transco")

	      10.4.3*          Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between
			       NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")

	      10.4.4*          Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and
			       Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")

	      10.4.5*          ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and
			       TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")

	      10.4.6*          Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and
			       TransCanada

	      10.4.7*          Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada

	      10.4.8*          ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and
			       TransCanada

	      10.4.9*          Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA,
			       ProGas USA and ProGas

	      10.4.10*         Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991,
			       between Transco and NJEA

	      10.4.11*         Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between Texas
			       Eastern and NJEA

	      10.4.12*         ProGas/TransCanada NJ Assignment Agreement dated as of July 30, 1993, between ProGas and
			       TransCanada

	      10.4.13*         North Jersey Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NJEA and
			       TransCanada

	      10.4.14*         North Jersey Notice and Consent dated as of July 30, 1993, among NJEA, ProGas and
			       TransCanada

	      10.4.15*         ProGas NJ Producer Assignment dated as of July 30, 1993, between ProGas and TransCanada

	      10.4.16*         Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between
			       NJEA and PSE&G

	      10.5.1*          Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II
			       dated as of September 30, 1993, between CNG and NEA

	      10.5.2*          Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II
			       dated as of September 30, 1993, between CNG and NJEA

	      10.5.3**         Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT
			       dated as of February 1, 1996, by and between CNG and NEA

	      10.5.4**         Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT
			       dated as of February 1, 1996, by and between CNG and NJEA

	      10.6.1*          Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"),
			       between ProGas and NEA

	      10.6.2*          First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989,
			       between ProGas and NEA

	      10.6.3*          Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989,
			       between ProGas and NEA

	      10.6.4*          Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1,
			       1991, between ProGas, NEA and NJEA

	      10.6.5*          Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993,
			       between ProGas and NEA

	      10.6.6*          Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14,
			       1992, between ProGas and NEA

	      10.6.7*          Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993,
			       between ProGas and NEA

	      10.6.8*          Gas Purchase Contract dated as of May 12, 1988 (the "Sayreville ProGas Agreement," and
			       together with the Bellingham ProGas Agreement, the "ProGas Agreements"), between ProGas
			       and NJEA

	      10.6.9*          First Amending Agreement to the Sayreville ProGas Agreement dated April 17, 1989, between
			       ProGas and NJEA

	      10.6.10*         Second Amending Agreement to the Sayreville ProGas Agreement dated June 23, 1989, between
			       ProGas and NJEA

	      10.6.11*         Third Amending Agreement to the Sayreville ProGas Agreement dated July 30, 1993, between
			       ProGas and NJEA

	      10.6.12*         Letter Agreement regarding the Sayreville ProGas Agreement dated as of September 14,
			       1992, between ProGas and NJEA, as amended as of April 22, 1994 by Letter Agreement
			       between ProGas and NJEA

	      10.6.13*         Letter Agreement regarding the Sayreville ProGas Agreement dated July 30, 1993, between
			       ProGas and NJEA

	      10.7.1*          Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and
			       NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")

	      10.7.2*          Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules
			       Incorporated, a Delaware corporation ("Hercules")

	      10.8.1*          Letter agreement regarding Bellingham Project power transmission arrangements dated
			       June 29, 1989, between NEA and BECO

	      10.8.2*          Letter agreement regarding Bellingham Project power transmission arrangements dated
			       June 6, 1989, between NEA and Commonwealth

	      10.8.3*          Letter agreement regarding Bellingham Project power transmission arrangements dated
			       June 28, 1989, between NEA and Montaup

	      10.9*            Amended and Restated Interconnection Agreement dated as of September 24, 1993, between
			       BECO and NEA

	      10.10.1*         Amended and Restated Lease Agreement dated as of December 21, 1990, between NEA and NECO

	      10.10.2*         Carbon Dioxide Agreement dated as of December 21, 1990, between NECO and Praxair, Inc.,
			       as successor to Liquid Carbonic Carbon Dioxide Corporation ("Praxair")

	      10.10.3*         BOC Gases Carbon Dioxide Agreement dated as of December 21, 1990, between NECO and the
			       BOC Gases of the BOC Group, Inc., a Delaware corporation ("BOC Gases")

	      10.10.4*         Assignment and Security Agreement dated as of December 1, 1991, between NECO and NEA

	      10.10.5***       Operation and Maintenance Agreement by and between NECO-Bellingham, Inc. as Lessee and
			       Westinghouse as Operator for the Bellingham Project Carbon Dioxide Recovery Facility
			       dated as of May 1, 1995

	      10.10.5.1****    Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse
			       Power

	      10.10.6*         Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of
			       June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and
			       NEA

	      10.11.1*         Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC

	      10.11.2*         Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA

	      10.11.3*         Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP

	      10.12.1*         Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust
			       Company of New York under the Pledge, Trust and Intercreditor Agreement

	      10.12.2*         Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust
			       Company of New York under the Pledge, Trust and Intercreditor Agreement

	      10.13*           Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA
			       dated as of December 13, 1988 and December 30, 1988, respectively

	      10.14*           Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989,
			       by NEA in favor of BECO, Commonwealth and Montaup

	      10.15***         Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA

	      10.16*****       Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP
			       and FPLE Operating Services

	      10.17*****       Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP
			       and FPLE Operating Services

	      10.18*****       Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to
			       January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to
			       NEA on January 20, 1998

	      10.19*****       Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to
			       January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to
			       NJEA on January 20, 1998

	      10.20*****       Administrative Services Agreement dated as of November 21, 1997 between NE LP and  ESI GP

	      10.21******      Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital,
			       Tractebel Power and NE LP

	      16*******        Change in Certifying Accountant Letter

	      21               Subsidiaries of the Registrants

*        Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities
	 and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).

**       Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
	 Partnerships on April 1, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).

***      Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the
	 Partnerships on November 14, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).

****     Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
	 Partnerships on March 31, 1997 (file nos. 33-87902,33-87902-01 and 33-87902-02).

*****    Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the
	 Partnerships on March 27, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).

******   Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities
	 and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and
	 333-52397-01).

*******  Incorporated herein by reference from Form 8-K filed by the Funding Corp. and the Partnerships on
	 September 4, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).

	 (b)  Reports On Form 8-K:

	      None.


				  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


			 ESI TRACTEBEL FUNDING CORP.
		       ESI TRACTEBEL ACQUISITION CORP.



				LEWIS HAY III
				Lewis Hay III
				  President
		 (Principal Executive Officer and Director)


Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 30, 2001:




ROBERT L. MCGRATH
Robert L. McGrath
Treasurer
(Principal Financial and Principal Accounting Officer)


Directors:



ERIC M. HEGGESETH
Eric M. Heggeseth




WERNER E. SCHATTNER
Werner E. Schattner




GLENN E. SMITH
Glenn E. Smith


				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	    NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)
	   NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)
			    NORTHEAST ENERGY, LP
      (ESI Northeast Energy GP, Inc. as Administrative General Partner)



				LEWIS HAY III
				Lewis Hay III
				  President
		  (Principal Executive Officer and Director)




			      ROBERT L. MCGRATH
			      Robert L. McGrath
       Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director
		     of ESI Northeast Energy GP, Inc.)

Date:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


Signature and Title as of March 30, 2001:

Director of ESI Northeast Energy GP, Inc.:



GLENN E. SMITH
Glenn E. Smith


EXHIBIT 21

			   SUBSIDIARIES OF NE LP

											      State or Jurisdiction
					 Subsidiary                                             of Incorporation
1. Northeast Energy, LLC (100%-Owned) ....................................................        Florida

2. Northeast Energy Associates, A Limited Partnership (99%-Owned) (a) ....................        Massachusetts

3. North Jersey Energy Associates, A Limited Partnership (99%-Owned) (a) .................        New Jersey
_______________

(a)  Northeast Energy, LLC owns the remaining 1% interest.



			   SUBSIDIARIES OF NJEA

												State or Jurisdiction
					 Subsidiary                                             of Incorporation

1. ESI Tractebel Urban Renewal Corporation (100%-Owned) ..................................        New Jersey