Form 10-Q
period 2001-03-31
NORTHEAST ENERGY LP; ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL ACQUISITION CORP
filed 2001-05-15
CIK 1059025, 934665, 934666, 934667, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 Exact name of registrants as specified
               in their charters, state of incorporation,         IRS Employer
Commission     address of principal executive offices and        Identification
File Number          registrants' telephone number                   Number
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

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2001, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of March 31, 2001, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.
                              _________________________

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, A Limited Partnership, North Jersey Energy Associates, A Limited Partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.




                           SAFE HARBOR STATEMENT UNDER THE
                  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, A Limited Partnership (NEA) and North Jersey Energy Associates, A Limited Partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the Registrants) are hereby filing cautionary statements identifying important factors that could cause the Registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the Registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Registrants.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission and the Public Utility Regulatory Policies Act of 1978, as amended, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

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




                           PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

               NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Thousands of Dollars)
                                    (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          2001            2000
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   75,112     $   35,360
  Accounts receivable ..............................................................       42,871         32,857
  Due from related party ...........................................................        1,458          2,762
  Spare parts inventories ..........................................................       12,020         11,251
  Fuel inventories .................................................................          642          3,793
  Prepaid expenses and other current assets ........................................        5,034            452
    Total current assets ...........................................................      137,137         86,475

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $1,968 and
    $1,811, respectively) ..........................................................        4,991          5,149
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $70,416 and $64,866, respectively) .............................      448,580        454,068
  Power purchase agreements (net of accumulated amortization of $165,569 and
    $152,246, respectively) ........................................................      723,187        736,510
  Other assets .....................................................................           85            107
    Total non-current assets .......................................................    1,176,843      1,195,834

TOTAL ASSETS .......................................................................   $1,313,980     $1,282,309


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   20,160     $   20,160
  Accounts payable .................................................................       28,903         17,457
  Accrued interest payable .........................................................       14,335              -
  Due to related parties ...........................................................        3,436            954
  Other accrued expenses ...........................................................       16,363         12,811
    Total current liabilities ......................................................       83,197         51,382

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      266,523        271,735
  Notes payable - the Funding Corp. ................................................      398,720        398,720
  Note payable - the Acquisition Corp. .............................................      220,000        220,000
  Amounts due utilities for energy bank balances ...................................      161,171        162,756
  Lease payable ....................................................................          969            969
    Total non-current liabilities ..................................................    1,047,383      1,054,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partners .................................................................        3,598          3,534
  Limited partners .................................................................      176,333        173,213
  Accumulated other comprehensive income ...........................................        3,469              -
    Total partners' equity .........................................................      183,400        176,747

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,313,980     $1,282,309




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 Form 10-K) for NE LP.




               NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Thousands of Dollars)
                                     (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                             2001          2000
REVENUES .............................................................................     $ 92,549      $ 90,102

COSTS AND EXPENSES:
  Fuel ...............................................................................       46,342        37,120
  Operations and maintenance .........................................................        3,630         3,516
  Depreciation and amortization ......................................................       18,873        18,573
  General and administrative .........................................................        2,364         2,286
    Total costs and expenses .........................................................       71,209        61,495

OPERATING INCOME .....................................................................       21,340        28,607

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ................................................          157           157
  Interest expense ...................................................................       18,616        19,239
  Interest income ....................................................................         (431)         (330)
  Change in fair value of derivatives ................................................       18,081             -
    Total other expense - net ........................................................       36,423        19,066

Income (loss) before cumulative effect of a change in accounting principle ...........      (15,083)        9,541

Cumulative effect of adopting FAS 133 - Accounting for Derivative Instruments
  and Hedging Activities .............................................................       18,268             -

NET INCOME............................................................................     $  3,185      $  9,541




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NE LP.




                NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Thousands of Dollars)
                                      (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                             2001          2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................     $ 39,792      $ 34,130

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................          (40)            -
    Net cash used in investing activities ............................................          (40)            -

CASH FLOWS FROM FINANCING ACTIVITIES .................................................            -             -

Net increase in cash and cash equivalents ............................................       39,752        34,130
Cash and cash equivalents at beginning of period .....................................       35,360        33,085
Cash and cash equivalents at end of period ...........................................     $ 75,112      $ 67,215




This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NE LP.



               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                         CONDENSED COMBINED BALANCE SHEETS
                                (Thousands of Dollars)
                                     (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          2001            2000
ASSETS
Current assets:
  Cash and cash equivalents ........................................................   $   74,215     $   34,471
  Accounts receivable ..............................................................       42,871         32,857
  Due from related party ...........................................................        1,458          2,762
  Spare parts inventories ..........................................................       12,020         11,251
  Fuel inventories .................................................................          642          3,793
  Prepaid expenses and other current assets ........................................        5,034            452
    Total current assets ...........................................................      136,240         85,586

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $70,416 and $64,866, respectively) .............................      448,580        454,068
  Power purchase agreements (net of accumulated amortization of $165,569 and
    $152,246, respectively) ........................................................      723,187        736,510
  Other assets .....................................................................           85            107
    Total non-current assets .......................................................    1,171,852      1,190,685

TOTAL ASSETS .......................................................................   $1,308,092     $1,276,271


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. .............................   $   20,160     $   20,160
  Accounts payable .................................................................       28,903         17,457
  Accrued interest payable .........................................................        9,940              -
  Due to related parties ...........................................................        3,436            842
  Other accrued expenses ...........................................................       16,220         12,784
    Total current liabilities ......................................................       78,659         51,243

Non-current liabilities:
  Deferred credit - fuel contracts .................................................      266,523        271,735
  Notes payable - the Funding Corp. ................................................      398,720        398,720
  Amounts due utilities for energy bank balances ...................................      161,171        162,756
  Lease payable ....................................................................          969            969
    Total non-current liabilities ..................................................      827,383        834,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partner ..................................................................        3,987          3,909
  Limited partners .................................................................      394,594        386,939
  Accumulated other comprehensive income ...........................................        3,469              -
    Total partners' equity .........................................................      402,050        390,848

TOTAL LIABILITIES AND PARTNERS' EQUITY .............................................   $1,308,092     $1,276,271




This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NEA and NJEA.




               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
               NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                    CONDENSED COMBINED STATEMENTS OF OPERATIONS
                               (Thousands of Dollars)
                                    (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                             2001          2000
REVENUES .............................................................................     $ 92,549      $ 90,102

COSTS AND EXPENSES:
  Fuel ...............................................................................       46,342        37,120
  Operations and maintenance .........................................................        3,630         3,516
  Depreciation and amortization ......................................................       18,873        18,573
  General and administrative .........................................................        2,364         2,286
    Total costs and expenses .........................................................       71,209        61,495

OPERATING INCOME .....................................................................       21,340        28,607

OTHER EXPENSE (INCOME):
  Interest expense ...................................................................       14,221        14,843
  Interest income ....................................................................         (427)         (323)
  Change in fair value of derivatives ................................................       18,081             -
    Total other expense - net ........................................................       31,875        14,520

Income (loss) before cumulative effect of a change in accounting principle ...........      (10,535)       14,087

Cumulative effect of adopting FAS 133 - Accounting for Derivative Instruments
  and Hedging Activities .............................................................       18,268             -

NET INCOME............................................................................     $  7,733      $ 14,087




This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NEA and NJEA.




               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
               NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                     CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                               (Thousands of Dollars)
                                    (Unaudited)

                                                                                        Three Months Ended March 31,
                                                                                             2001          2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ............................................     $ 39,784      $ 34,089

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................................          (40)            -
    Net cash used in investing activities ............................................          (40)            -

CASH FLOWS FROM FINANCING ACTIVITIES .................................................            -             -

Net increase in cash and cash equivalents ............................................       39,744        34,089
Cash and cash equivalents at beginning of period .....................................       34,471        32,144
Cash and cash equivalents at end of period ...........................................     $ 74,215      $ 66,233




This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NEA and NJEA.




                              ESI TRACTEBEL FUNDING CORP.

                               CONDENSED BALANCE SHEETS
                                (Thousands of Dollars)
                                     (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          2001            2000
ASSETS
Current assets:
  Cash .............................................................................   $        1     $        1
  Interest receivable from the Partnerships ........................................        9,940              -
  Current portion of notes receivable from the Partnerships ........................       20,160         20,160
    Total current assets ...........................................................       30,101         20,161

Notes receivable from the Partnerships .............................................      398,720        398,720

TOTAL ASSETS .......................................................................   $  428,821     $  418,881


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt securities payable .......................................   $   20,160     $   20,160
  Accrued interest .................................................................        9,940              -
    Total current liabilities ......................................................       30,100         20,160

Debt securities payable ............................................................      398,720        398,720

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding .....            1              1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $  428,821     $  418,881



                         CONDENSED STATEMENTS OF OPERATIONS
                               (Thousands of Dollars)
                                    (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                          2001           2000
Interest income ....................................................................   $    9,940     $   10,496
Interest expense ...................................................................       (9,940)       (10,496)

NET INCOME..........................................................................   $        -     $        -




These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2000 Form 10-K for the Funding Corp.




                           ESI TRACTEBEL ACQUISITION CORP.

                              CONDENSED BALANCE SHEETS
                               (Thousands of Dollars)
                                    (Unaudited)

                                                                                        March 31,     December 31,
                                                                                          2001            2000
ASSETS
Interest receivable from NE LP .....................................................   $    4,395     $        -

Non-current assets:
  Due from NE LP ...................................................................          152            152
  Note receivable from NE LP .......................................................      220,000        220,000
    Total non-current assets .......................................................      220,152        220,152

TOTAL ASSETS .......................................................................   $  224,547     $  220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable .............................................................   $       15     $       14
  Accrued interest .................................................................        4,395              -
    Total current liabilities ......................................................        4,410             14

Deferred credit - interest rate hedge ..............................................          108            112
Debt securities payable ............................................................      220,000        220,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued
    and outstanding ................................................................            -              -
  Retained earnings ................................................................           29             26

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................   $  224,547     $  220,152



                         CONDENSED STATEMENTS OF OPERATIONS
                               (Thousands of Dollars)
                                     (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                          2001           2000
Interest income ....................................................................   $    4,395     $    4,396
Interest expense ...................................................................        4,391         (4,393)
Income before income taxes .........................................................            4              3
Income tax expense .................................................................           (1)            (1)

NET INCOME..........................................................................   $        3     $        2




These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2000 Form 10-K for the Acquisition Corp.




                NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
               NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
                NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                             ESI TRACTEBEL FUNDING CORP.
                           ESI TRACTEBEL ACQUISITION CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2000 Form 10-K for the Registrants. In the opinion of the Registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2001 and 2000 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1.  Combined Statement of Partners' Equity

The Combined Statement of Partners' Equity of NEA's and NJEA's general partner
(GP) and limited partner (LP) equity balances are comprised of the following:

                                           NEA                            NJEA                         Consolidated
                                  GP        LP       Total        GP       LP       Total         GP        LP       Total
                                                                 (Thousands of Dollars)
Balances, December 31, 2000 .. $ 1,447  $ 143,336  $ 144,783   $ 2,462  $ 243,603  $ 246,065   $ 3,909  $ 386,939  $ 390,848
Balances, March 31, 2001 ..... $ 1,517  $ 150,309  $ 151,826   $ 2,503  $ 247,721  $ 250,224   $ 4,020  $ 398,030  $ 402,050


2.  Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, NE LP and the Partnerships adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on NE LP's and the Partnerships' balance sheets as an asset (in prepaid expenses and other current assets), measured at fair value. NE LP and the Partnerships use derivative instruments (primarily swaps) to manage the commodity price risk inherent in fuel purchases.

For NE LP and the Partnerships, changes in the derivatives' fair values are recognized currently in earnings (in change in fair value derivatives) unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge, and it must be highly effective.
The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that NE LP and the Partnerships have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are passed through fuel expense.

In January 2001, NE LP and the Partnerships recorded an $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For the three months ended March 31, 2001, NE LP and the Partnerships recorded a net mark-to-market loss of $18.1 million representing the change in fair value of derivative instruments. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships.

Comprehensive income of NE LP and the Partnerships, totaling $6.7 million and $11.2 million, respectively, for the three months ended March 31, 2001, includes net income and approximately $3.5 million of net unrealized gains on qualifying cash flow hedges of forecasted fuel purchases through October 2001. Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. All of the accumulated other comprehensive income at March 31, 2001 will be reclassified into earnings within the next twelve months as the hedged fuel is consumed. Comprehensive income of NE LP and the Partnerships, totaling $9.5 million and $14.1 million, respectively, for the three months ended March 31, 2000, includes net income.

In April 2001, the Financial Accounting Standards Board (FASB) reached tentative conclusions on several issues related to the power generation industry. After considering comments on the tentative conclusions, the FASB will issue final guidance that would be applied in the quarter following final resolution of the issues. The ultimate resolution of these issues could result in a requirement to mark certain of NE LP's and the Partnerships' power and fuel agreements to their fair values each reporting period. At this time, management is unable to estimate the effects on the financial statements of the tentative conclusions or any future decisions of the FASB.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2000 Form 10-K for the Registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP and the Partnerships - Net income declined in 2001 primarily due to increased fuel costs, partly offset by slightly higher revenues and the adoption of FAS 133. Revenues increased primarily as a result of increased electricity sales prices. Revenues in 2001 were comprised of $91.3 million of power sales to utilities and $1.2 million of steam sales. In 2000, revenues were comprised of $88.8 million of power sales to utilities and $1.3 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $6.0 million and $6.4 million in 2001 and 2000, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 2001 and 2000 by $5.2 million of deferred credit amortization for fuel contracts.

In January 2001, NE LP and the Partnerships recorded an $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the three months ended March 31, 2001, NE LP and the Partnerships recorded a net mark-to-market loss of $18.1 million representing the change in fair value of derivative instruments. (See Note 2.)

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30, 2001. Interest expense for the Funding Corp. decreased as a result of decreasing principal balances on the securities payable.

Liquidity and Capital Resources

The Registrants - Cash flow generated by the Partnerships year to date has been and is expected to remain sufficient for at least the next twelve months to fund operating expenses of the Registrants as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.




                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b)  Reports on Form 8-K - None



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                 NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
         (ESI Northeast Energy GP, Inc. as Administrative General Partner)
               NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
         (ESI Northeast Energy GP, Inc. as Administrative General Partner)
                                NORTHEAST ENERGY, LP
         (ESI Northeast Energy GP, Inc. as Administrative General Partner)
                            ESI TRACTEBEL FUNDING CORP.
                          ESI TRACTEBEL ACQUISITION CORP.
                                    (Registrants)


Date:  May 15, 2001


                                 ROBERT L. MCGRATH
                                 Robert L. McGrath
            Vice President and Treasurer of ESI Northeast Energy GP, Inc.
                      Treasurer of ESI Tractebel Funding Corp.
                    Treasurer of ESI Tractebel Acquisition Corp.
   (Principal Financial and Principal Accounting Officer of the Registrants)