Form 10-Q
period 2001-06-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2001-08-14
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549


				 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

		For the quarterly period ended June 30, 2001

				     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


		Exact name of registrants as specified
		in their charters, state of incorporation,    IRS Employer
Commission      address of principal executive offices        Identification
File Number     and registrants' telephone number             Number

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

		  APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2001, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of July 31, 2001, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.
			_________________________

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


		       PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
		   CONDENSED CONSOLIDATED BALANCE SHEETS
			   (Thousands of Dollars)
				(Unaudited)

											      June 30,     December 31,
												2001           2000
ASSETS
Current assets:
  Cash and cash equivalents ..............................................................   $   68,200     $   35,360
  Accounts receivable ....................................................................       38,222         32,857
  Due from related party .................................................................        3,513          2,762
  Spare parts inventories ................................................................       10,264         11,251
  Fuel inventories .......................................................................        5,999          3,793
  Prepaid expenses and other current assets ..............................................          641            452
    Total current assets .................................................................      126,839         86,475

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $2,127 and
    $1,811, respectively) ................................................................        4,833          5,149
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $75,961 and $64,866, respectively) ...................................      444,178        454,068
  Power purchase agreements (net of accumulated amortization of $178,892 and
    $152,246, respectively) ..............................................................      709,864        736,510
  Other assets ...........................................................................           91            107
    Total non-current assets .............................................................    1,158,966      1,195,834

TOTAL ASSETS .............................................................................   $1,285,805     $1,282,309


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ...................................   $   31,500     $   20,160
  Accounts payable .......................................................................       30,900         17,457
  Accrued interest payable ...............................................................       19,880              -
  Due to related parties .................................................................        2,965            954
  Other accrued expenses .................................................................       17,393         12,811
    Total current liabilities ............................................................      102,638         51,382

Non-current liabilities:
  Deferred credit - fuel contracts ........................................................     261,312        271,735
  Notes payable - the Funding Corp. .......................................................     387,380        398,720
  Note payable - the Acquisition Corp. ....................................................     220,000        220,000
  Amounts due utilities for energy bank balances ..........................................     160,363        162,756
  Lease payable ...........................................................................         951            969
    Total non-current liabilities .........................................................   1,030,006      1,054,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partners ........................................................................       3,084          3,534
  Limited partners ........................................................................     151,094        173,213
  Accumulated other comprehensive loss ....................................................      (1,017)             -
    Total partners' equity ................................................................     153,161        176,747

TOTAL LIABILITIES AND PARTNERS' EQUITY ....................................................  $1,285,805     $1,282,309


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




	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)
				(Unaudited)

									  Three Months Ended         Six Months Ended
									       June 30,                  June 30,
									   2001        2000          2001        2000
REVENUES ............................................................    $ 77,449    $ 74,949      $169,998    $165,051

COSTS AND EXPENSES:
  Fuel ..............................................................      39,838      34,570        86,180      71,690
  Operations and maintenance ........................................       3,345       3,912         6,975       7,428
  Depreciation and amortization .....................................      18,873      18,568        37,746      37,141
  General and administrative ........................................       2,624       1,994         4,988       4,280
    Total costs and expenses ........................................      64,680      59,044       135,889     120,539

OPERATING INCOME ....................................................      12,769      15,905        34,109      44,512

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ...............................         161         159           318         316
  Interest expense ..................................................      18,634      19,294        37,240      38,533
  Interest income ...................................................        (962)     (1,022)       (1,383)     (1,352)
  Change in fair value of derivatives ...............................       2,017           -        20,098           -
    Total other expense - net .......................................      19,850      18,431        56,273      37,497

Income (loss) before cumulative effect of a change in
  accounting principle ..............................................      (7,081)     (2,526)      (22,164)      7,015

Cumulative effect of adopting FAS 133 - Accounting for
  Derivative Instruments and Hedging Activities .....................           -           -        18,268           -

NET INCOME (LOSS)....................................................    $ (7,081)   $ (2,526)     $ (3,896)   $  7,015



This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NE LP.




	   NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
	      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
			   (Thousands of Dollars)
				(Unaudited)

												     Six Months Ended
													 June 30,
												     2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $ 52,709    $ 32,948

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................       (1,197)       (129)
    Net cash used in investing activities ....................................................       (1,197)       (129)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ...............................................            -     (13,166)
  Distributions to partners ..................................................................      (18,672)    (37,043)
    Net cash used in financing activities ....................................................      (18,672)    (50,209)

Net increase (decrease) in cash and cash equivalents .........................................       32,840     (17,390)
Cash and cash equivalents at beginning of period .............................................       35,360      33,085
Cash and cash equivalents at end of period ...................................................     $ 68,200    $ 15,695



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

											     June 30,      December 31,
											       2001            2000
ASSETS
Current assets:
  Cash and cash equivalents .............................................................   $   67,266     $   34,471
  Accounts receivable ...................................................................       38,222         32,857
  Due from related party ................................................................        3,513          2,762
  Spare parts inventories ...............................................................       10,264         11,251
  Fuel inventories ......................................................................        5,999          3,793
  Prepaid expenses and other current assets .............................................          641            452
    Total current assets ................................................................      125,905         85,586

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $75,961 and $64,866, respectively) ..................................      444,178        454,068
  Power purchase agreements (net of accumulated amortization of $178,892 and
    $152,246, respectively) .............................................................      709,864        736,510
  Other assets ..........................................................................           91            107
    Total non-current assets ............................................................    1,154,133      1,190,685

TOTAL ASSETS ............................................................................   $1,280,038     $1,276,271


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..................................   $   31,500     $   20,160
  Accounts payable ......................................................................       30,900         17,457
  Accrued interest payable ..............................................................       19,880              -
  Due to related parties ................................................................        2,965            842
  Other accrued expenses ................................................................       17,296         12,784
    Total current liabilities ...........................................................      102,541         51,243

Non-current liabilities:
  Deferred credit - fuel contracts ......................................................      261,312        271,735
  Notes payable - the Funding Corp. .....................................................      387,380        398,720
  Amounts due utilities for energy bank balances ........................................      160,363        162,756
  Lease payable .........................................................................          951            969
    Total non-current liabilities .......................................................      810,006        834,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partner .......................................................................        3,685          3,909
  Limited partners ......................................................................      364,823        386,939
  Accumulated other comprehensive loss ..................................................       (1,017)             -
    Total partners' equity ..............................................................      367,491        390,848

TOTAL LIABILITIES AND PARTNERS' EQUITY ..................................................   $1,280,038     $1,276,271



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

									  Three Months Ended         Six Months Ended
									       June 30,                  June 30,
									   2001        2000          2001        2000
REVENUES ............................................................    $ 77,449    $ 74,949      $169,998    $165,051

COSTS AND EXPENSES:
  Fuel ..............................................................      39,838      34,570        86,180      71,690
  Operations and maintenance ........................................       3,345       3,912         6,975       7,428
  Depreciation and amortization .....................................      18,873      18,568        37,746      37,141
  General and administrative ........................................       2,624       1,994         4,988       4,280
    Total costs and expenses ........................................      64,680      59,044       135,889     120,539

OPERATING INCOME ....................................................      12,769      15,905        34,109      44,512

OTHER EXPENSE (INCOME):
  Interest expense ..................................................      14,239      14,901        28,460      29,744
  Interest income ...................................................        (839)     (1,012)       (1,266)     (1,335)
  Change in fair value of derivatives ...............................       2,017           -        20,098           -
    Total other expense - net .......................................      15,417      13,889        47,292      28,409

Income (loss) before cumulative effect of a change in
  accounting principle ..............................................      (2,648)      2,016       (13,183)     16,103

Cumulative effect of adopting FAS 133 - Accounting for
  Derivative Instruments and Hedging Activities .....................           -           -        18,268           -

NET INCOME (LOSS)....................................................    $ (2,648)   $  2,016      $  5,085    $ 16,103


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

												     Six Months Ended
													 June 30,
												     2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $ 61,417    $ 41,686

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................       (1,197)       (129)
    Net cash used in investing activities ....................................................       (1,197)       (129)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ...............................................            -     (13,166)
  Distributions to partners ..................................................................      (27,425)    (45,832)
    Net cash used in financing activities ....................................................      (27,425)    (58,998)

Net increase (decrease) in cash and cash equivalents .........................................       32,795     (17,441)
Cash and cash equivalents at beginning of period .............................................       34,471      32,144
Cash and cash equivalents at end of period ...................................................     $ 67,266    $ 14,703


This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NEA and NJEA.




			ESI TRACTEBEL FUNDING CORP.

			 CONDENSED BALANCE SHEETS
			  (Thousands of Dollars)
				(Unaudited)

											     June 30,      December 31,
											       2001            2000
ASSETS
Current assets:
  Cash ..................................................................................   $        1     $        1
  Interest receivable from the Partnerships .............................................       19,880              -
  Current portion of notes receivable from the Partnerships .............................       31,500         20,160
    Total current assets ................................................................       51,381         20,161

Notes receivable from the Partnerships ..................................................      387,380        398,720

TOTAL ASSETS ............................................................................   $  438,761     $  418,881


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt securities payable ............................................   $   31,500     $   20,160
  Accrued interest ......................................................................       19,880              -
    Total current liabilities ...........................................................       51,380         20,160

Debt securities payable .................................................................      387,380        398,720

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ..........            1              1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................   $  438,761     $  418,881




		    CONDENSED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)
				 (Unaudited)

									  Three Months Ended         Six Months Ended
									       June 30,                  June 30,
									   2001        2000          2001        2000
Interest income .....................................................    $  9,940    $ 10,495      $ 19,880    $ 20,991
Interest expense ....................................................      (9,940)    (10,495)      (19,880)    (20,991)

NET INCOME...........................................................    $      -    $      -      $      -    $      -




		     CONDENSED STATEMENTS OF CASH FLOWS
			   (Thousands of Dollars)
				 (Unaudited)

												     Six Months Ended
													 June 30,
												     2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships ...........................................            -      13,166
  Principal payment on debt ..................................................................            -     (13,166)
    Net cash used in financing activities ....................................................            -           -

Net increase in cash .........................................................................            -           -
Cash at beginning of period ..................................................................            1           1
Cash at end of period ........................................................................     $      1    $      1


These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2000 Form 10-K for the Funding Corp.




		       ESI TRACTEBEL ACQUISITION CORP.

			   CONDENSED BALANCE SHEETS
			    (Thousands of Dollars)
				  (Unaudited)

											     June 30,      December 31,
											       2001            2000
ASSETS
Due from NE LP ..........................................................................          152            152
Note receivable from NE LP ..............................................................      220,000        220,000

TOTAL ASSETS ............................................................................   $  220,152     $  220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ..................................................................   $       15     $       14

Deferred credit - interest rate hedge ...................................................          106            112
Debt securities payable .................................................................      220,000        220,000

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued
    and outstanding .....................................................................            -              -
  Retained earnings .....................................................................           31             26

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................   $  220,152     $  220,152




		    CONDENSED STATEMENTS OF OPERATIONS
			   (Thousands of Dollars)
				 (Unaudited)

									  Three Months Ended         Six Months Ended
									       June 30,                  June 30,
									   2001        2000          2001        2000
Interest income .....................................................    $  4,394    $  4,393      $  8,789    $  8,789
Interest expense ....................................................      (4,391)     (4,390)       (8,782)     (8,783)
Income before income taxes ..........................................           3           3             7           6
Income tax expense ..................................................          (1)         (1)           (2)         (2)

NET INCOME...........................................................    $      2    $      2      $      5    $      4



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


The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2000 Form 10-K for the Registrants. In the opinion of the Registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The Acquisition Corp. had no cash transactions for the six months ended June 30, 2001 and 2000 and therefore has not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1.  Combined Statement of Partners' Equity

The Combined Statement of Partners' Equity of NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

					   NEA                            NJEA                           Combined
				  GP        LP       Total        GP       LP        Total      GP(a)     LP(b)      Total
								 (Thousands of Dollars)
Balances, December 31, 2000 .. $ 1,447  $ 143,336  $ 144,783   $ 2,462  $ 243,603  $ 246,065   $ 3,909  $ 386,939  $ 390,848
Balances, June 30, 2001 ...... $ 1,338  $ 132,552  $ 133,890   $ 2,337  $ 231,264  $ 233,601   $ 3,675  $ 363,816  $ 367,491
____________________
(a)  Includes GP's pro rata share of accumulated other comprehensive loss.
(b)  Includes LP's pro rata share of accumulated other comprehensive loss.



2.  Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, NE LP and the Partnerships adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on NE LP's and the Partnerships' balance sheets as an asset (in prepaid expenses and other current assets) or liability (in other accrued expenses), measured at fair value. NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in fuel purchases.

For NE LP and the Partnerships, changes in the derivatives' fair values are recognized currently in earnings (in change in fair value of derivatives) unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. Substantially all of the transactions that NE LP and the Partnerships have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are passed through fuel expense.

In January 2001, NE LP and the Partnerships recorded an $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For the three and six months ended June 30, 2001, NE LP and the Partnerships recorded a net mark-to-market loss of $2.0 million and $20.1 million, respectively representing the change in fair value of derivative instruments. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships.

Comprehensive income (loss) of NE LP and the Partnerships, totaling ($11.6) million and ($7.1) million, respectively, for the three months ended June 30, 2001 and totaling ($2.5) million and $2.0 million, respectively, for the three months ended June 30, 2000, includes net income (loss) for those periods. Comprehensive income (loss) of NE LP and the Partnerships, totaling ($4.9) million and $4.1 million, respectively, for the six months ended June 30, 2001 and totaling $7.0 million and $16.1 million, respectively, for the six months ended June 30, 2000, respectively, includes net income (loss) for those periods. Comprehensive income (loss) of NE LP and the Partnerships include approximately ($3.5) million and ($4.4) million of net unrealized losses, for the three months and six months ended June 30, 2001, respectively, on qualifying cash flow hedges of forecasted fuel purchases through October 2001. Approximately $1.0 million of accumulated other comprehensive income of NE LP and the Partnerships were reclassified into earnings during the six months ended June 30, 2001.

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Approximately $1.0 million of accumulated other comprehensive income of NE LP and the Partnerships were reclassified into earnings during the six months ended June 30, 2001. All of the accumulated other comprehensive income (loss) at June 30, 2001 will be reclassified into earnings within the next twelve months as the hedged fuel is consumed. Within other comprehensive income (loss), approximately ($3.5) million and ($4.4) million represent the effective portion of the net loss on cash flow hedge during the three and six months ended June 30, 2001, respectively.

In June 2001, the Financial Accounting Standards Board (FASB) reached conclusions on several derivative accounting issues related to the power generation industry, which became effective July 1, 2001. Management is in the process of evaluating the conclusions reached by the FASB and is unable to estimate the effects, if any, on NE LP's and the Partnerships' financial statements.


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

Results of Operations

NE LP and the Partnerships - Net income declined for the three and six months ended June 30, 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by slightly higher revenues. The adoption of FAS 133, which became effective January 1, 2001, negatively affected NE LP and the Partnerships' earnings by $2.0 million and $1.8 million for the three and six months ended June 30, 2001, respectively. For additional information regarding FAS 133, see Note 2.

Revenues for the three months ended June 30, 2001 improved primarily as a result of increased electricity sales prices. Revenues for the three months ended June 30, 2001 and 2000 were comprised of $76.6 million and $73.8 million of power sales to utilities and $.8 million and $1.1 million of steam sales, respectively. Power sales to utilities for the three months ended June 30, 2001 and 2000 reflect changes in utility energy bank balances of $5.1 million and $5.3 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. Fuel expense for the three months ended June 30, 2001 and 2000 increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs for the three months ended June 30, 2001 and 2000, were partly offset by $5.2 million of deferred credit amortization for fuel contracts. Operations and maintenance expenses for the three months ended June 30, 2001 increased primarily due to higher annual maintenance costs incurred during the Bellingham plant scheduled outage in May. General and administrative expenses for the three months ended June 30, 2001 increased primarily due to increased property taxes and professional fees.

Revenues for the six months ended June 30, 2001 improved primarily as a result of increased electricity sales prices. Revenues for the six months ended June 30, 2001 and 2000 were comprised of $168.0 million and $162.7 million of power sales to utilities and $2.0 million and $2.4 million of steam sales, respectively. Power sales to utilities for the six months ended June 30, 2001 and 2000 reflect changes in utility energy bank balances of $11.0 million and $11.6 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. Fuel expense for the six months ended June 30, 2001 and 2000 increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs for the six months ended June 30, 2001 and 2000 were partly offset by $10.4 million of deferred credit amortization for fuel contracts. General and administrative expenses for the six months ended June 30, 2001 increased primarily due to increased property taxes and professional fees.

In January 2001, NE LP and the Partnerships recorded an $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the six months ended June 30, 2001, NE LP and the Partnerships recorded a net mark-to-market loss of $20.1 million representing the change in fair value of derivative instruments.
See Note 2.

Each of NE LP and the Partnerships make scheduled interest and/or principal payments on their outstanding debt. Each are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on the securities payable. The Partnerships' principal and interest payments due on June 30, 2001, a non-business day, were made on July 2, 2001.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased as a result of decreasing principal balances on the securities payable. The Funding Corp.'s principal and interest payments due on June 30, 2001, a non-business day, were made on July 2, 2001.

Liquidity and Capital Resources

The Registrants - Cash flow generated by the Partnerships year to date has been and is expected to remain sufficient for at least the next twelve months to fund operating expenses of the Registrants, as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.


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


Date:  August 14, 2001

			     ROBERT L. MCGRATH
			     Robert L. McGrath
      Vice President and Treasurer of ESI Northeast Energy GP, Inc.
		   Treasurer of ESI Tractebel Funding Corp.
		 Treasurer of ESI Tractebel Acquisition Corp.
 (Principal Financial and Principal Accounting Officer of the Registrants)