Form 10-Q
period 2001-09-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2001-11-14
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Exact name of registrants as spefified
               in their charters, state of incorporation      IRS Employer
Commission     address of principal executive offices         Identification
File Number    and registrants' telephone                     Number
-----------    -----------------------------------------      --------------
33-87902       ESI TRACTEBEL FUNDING CORP.                    04-3255377
               (a Delaware corporation)
33-87902-02    NORTHEAST ENERGY ASSOCIATES,                   04-2955642
               A LIMITED PARTNERSHIP
               (a Massachusetts limited partnership)
33-87902-01    NORTH JERSEY ENERGY ASSOCIATES,                04-2955646
               A LIMITED PARTNERSHIP
               (a New Jersey limited partnership)
333-52397      ESI TRACTEBEL ACQUISITION CORP.                65-0827005
               (a Delaware corporation)
333-52397-01   NORTHEAST ENERGY, LP                           65-0811248
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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2001, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of October 31, 2001, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.
                        _________________________

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


                       PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

            NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)
                                 (Unaudited)

                                                                                             September 30,  December 31,
                                                                                             2001           2000
ASSETS
Current assets:
  Cash and cash equivalents ..............................................................   $   48,046     $   35,360
  Accounts receivable ....................................................................       51,030         32,857
  Due from related party .................................................................          753          2,762
  Spare parts inventories ................................................................       10,681         11,251
  Fuel inventories .......................................................................       10,789          3,793
  Prepaid expenses and other current assets ..............................................          543            452
    Total current assets .................................................................      121,842         86,475

Non-current assets:
  Deferred debt issuance costs (net of accumulated amortization of $2,285 and
    $1,811, respectively) ................................................................        4,675          5,149
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $81,509 and $64,866, respectively) ...................................      438,981        454,068
  Power purchase agreements (net of accumulated amortization of $192,215 and
    $152,246, respectively) ..............................................................      696,541        736,510
  Other assets ...........................................................................           99            107
    Total non-current assets .............................................................    1,140,296      1,195,834

TOTAL ASSETS .............................................................................   $1,262,138     $1,282,309


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ...................................   $   21,420     $   20,160
  Current portion of notes payable - the Acquisition Corp. ...............................        4,400              -
  Accounts payable .......................................................................       16,401         17,457
  Accrued interest payable ...............................................................       14,105              -
  Due to related parties .................................................................        1,303            954
  Other accrued expenses .................................................................       23,230         12,811
    Total current liabilities ............................................................       80,859         51,382

Non-current liabilities:
  Deferred credit - fuel contracts ........................................................     256,100        271,735
  Notes payable - the Funding Corp. .......................................................     387,380        398,720
  Note payable - the Acquisition Corp. ....................................................     215,600        220,000
  Amounts due utilities for energy bank balances ..........................................     159,097        162,756
  Lease payable ...........................................................................         951            969
    Total non-current liabilities .........................................................   1,019,128      1,054,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partners ........................................................................       3,258          3,534
  Limited partners ........................................................................     159,674        173,213
  Accumulated other comprehensive loss ....................................................        (781)             -
    Total partners' equity ................................................................     162,151        176,747

TOTAL LIABILITIES AND PARTNERS' EQUITY ....................................................  $1,262,138     $1,282,309





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


              NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Thousands of Dollars)
                                    (Unaudited)

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                         2001        2000          2001        2000
REVENUES ............................................................    $ 96,159    $ 90,937      $266,157    $255,988

COSTS AND EXPENSES:
  Fuel ..............................................................      41,515      39,603       127,695     111,293
  Operations and maintenance ........................................       3,510       2,507        10,485       9,935
  Depreciation and amortization .....................................      18,870      18,564        56,616      55,705
  General and administrative ........................................       1,799       2,080         6,787       6,360
    Total costs and expenses ........................................      65,694      62,754       201,583     183,293

OPERATING INCOME ....................................................      30,465      28,183        64,574      72,695

OTHER EXPENSE (INCOME):
  Amortization of debt issuance costs ...............................         159         161           477         477
  Interest expense ..................................................      18,354      19,035        55,594      57,568
  Interest income ...................................................        (481)       (472)       (1,864)     (1,824)
  Change in fair value of derivatives ...............................       3,699           -        23,797           -
    Total other expense - net .......................................      21,731      18,724        78,004      56,221

Income (loss) before cumulative effect of a change in
  accounting principle ..............................................       8,734       9,459       (13,430)     16,474

Cumulative effect of adopting FAS 133 - Accounting for
  Derivative Instruments and Hedging Activities .....................           -           -        18,268           -

NET INCOME ..........................................................    $  8,734    $  9,459      $  4,838    $ 16,474





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


              NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                                   2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $ 42,989    $ 59,427

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................       (1,551)       (266)
    Net cash used in investing activities ....................................................       (1,551)       (266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ...............................................      (10,080)    (13,166)
  Distributions to partners ..................................................................      (18,672)    (37,043)
    Net cash used in financing activities ....................................................      (28,752)    (50,209)

Net increase in cash and cash equivalents ....................................................       12,686       8,952
Cash and cash equivalents at beginning of period .............................................       35,360      33,085
Cash and cash equivalents at end of period ...................................................     $ 48,046    $ 42,037





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


              NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
              NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
                        CONDENSED COMBINED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                            September 30,   December 31,
                                                                                            2001            2000
ASSETS
Current assets:
  Cash and cash equivalents .............................................................   $   46,946     $   34,471
  Accounts receivable ...................................................................       51,030         32,857
  Due from related party ................................................................          753          2,762
  Spare parts inventories ...............................................................       10,681         11,251
  Fuel inventories ......................................................................       10,789          3,793
  Prepaid expenses and other current assets .............................................          543            452
    Total current assets ................................................................      120,742         85,586

Non-current assets:
  Cogeneration facilities and carbon dioxide facility (net of accumulated
    depreciation of $81,509 and $64,866, respectively) ..................................      438,981        454,068
  Power purchase agreements (net of accumulated amortization of $192,215 and
    $152,246, respectively) .............................................................      696,541        736,510
  Other assets ..........................................................................           99            107
    Total non-current assets ............................................................    1,135,621      1,190,685

TOTAL ASSETS ............................................................................   $1,256,363     $1,276,271


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current portion of notes payable - the Funding Corp. ..................................   $   21,420     $   20,160
  Accounts payable ......................................................................       16,401         17,457
  Accrued interest payable ..............................................................        9,710              -
  Due to related parties ................................................................        1,303            842
  Other accrued expenses ................................................................       23,106         12,784
    Total current liabilities ...........................................................       71,940         51,243

Non-current liabilities:
  Deferred credit - fuel contracts ......................................................      256,100        271,735
  Notes payable - the Funding Corp. .....................................................      387,380        398,720
  Amounts due utilities for energy bank balances ........................................      159,097        162,756
  Lease payable .........................................................................          951            969
    Total non-current liabilities .......................................................      803,528        834,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
  General partner .......................................................................        3,818          3,909
  Limited partners ......................................................................      377,858        386,939
  Accumulated other comprehensive loss ..................................................         (781)             -
    Total partners' equity ..............................................................      380,895        390,848

TOTAL LIABILITIES AND PARTNERS' EQUITY ..................................................   $1,256,363     $1,276,271





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
                               (Unaudited)

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                         2001        2000          2001        2000
REVENUES ............................................................    $ 96,159    $ 90,937      $266,157    $255,988

COSTS AND EXPENSES:
  Fuel ..............................................................      41,515      39,603       127,695     111,293
  Operations and maintenance ........................................       3,510       2,507        10,485       9,935
  Depreciation and amortization .....................................      18,870      18,564        56,616      55,705
  General and administrative ........................................       1,799       2,080         6,787       6,360
    Total costs and expenses ........................................      65,694      62,754       201,583     183,293

OPERATING INCOME ....................................................      30,465      28,183        64,574      72,695

OTHER EXPENSE (INCOME):
  Interest expense ..................................................      13,960      14,640        42,420      44,384
  Interest income ...................................................        (486)       (373)       (1,752)     (1,708)
  Change in fair value of derivatives ...............................       3,699           -        23,797           -
    Total other expense - net .......................................      17,173      14,267        64,465      42,676

Income before cumulative effect of a change in
  accounting principle ..............................................      13,292      13,916           109      30,019

Cumulative effect of adopting FAS 133 - Accounting for
  Derivative Instruments and Hedging Activities .....................           -           -        18,268           -

NET INCOME ..........................................................    $ 13,292    $ 13,916      $ 18,377    $ 30,019





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
                                (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                                   2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $ 51,656    $ 68,070

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................       (1,551)       (266)
    Net cash used in investing activities ....................................................       (1,551)       (266)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on the Funding Corp. notes ...............................................      (10,080)    (13,166)
  Distributions to partners ..................................................................      (27,550)    (45,832)
    Net cash used in financing activities ....................................................      (37,630)    (58,998)

Net increase in cash and cash equivalents ....................................................       12,475       8,806
Cash and cash equivalents at beginning of period .............................................       34,471      32,144
Cash and cash equivalents at end of period ...................................................     $ 46,946    $ 40,950





This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2000 Form 10-K for NEA and NJEA.


                         ESI TRACTEBEL FUNDING CORP.

                          CONDENSED BALANCE SHEETS
                           (Thousands of Dollars)
                                  (Unaudited)

                                                                                            September 30,   December 31,
                                                                                            2001            2000
ASSETS
Current assets:
  Cash ..................................................................................   $        1     $        1
  Interest receivable from the Partnerships .............................................        9,710              -
  Current portion of notes receivable from the Partnerships .............................       21,420         20,160
    Total current assets ................................................................       31,131         20,161

Notes receivable from the Partnerships ..................................................      387,380        398,720

TOTAL ASSETS ............................................................................   $  418,511     $  418,881


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of debt securities payable ............................................   $   21,420     $   20,160
  Accrued interest ......................................................................        9,710              -
    Total current liabilities ...........................................................       31,130         20,160

Debt securities payable .................................................................      387,380        398,720

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, no par value, 10,000 shares authorized, issued and outstanding ..........            1              1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................   $  418,511     $  418,881




                      CONDENSED STATEMENTS OF OPERATIONS
                           (Thousands of Dollars)
                                 (Unaudited)

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                         2001        2000          2001        2000
Interest income .....................................................    $  9,710    $ 10,218      $ 29,590    $ 31,209
Interest expense ....................................................      (9,710)    (10,218)      (29,590)    (31,209)

NET INCOME...........................................................    $      -    $      -      $      -    $      -




                        CONDENSED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                                   2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from the Partnerships ...........................................       10,080      13,166
  Principal payment on debt ..................................................................      (10,080)    (13,166)
    Net cash used in financing activities ....................................................            -           -

Net increase in cash .........................................................................            -           -
Cash at beginning of period ..................................................................            1           1
Cash at end of period ........................................................................     $      1    $      1





These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2000 Form 10-K for the Funding Corp.


                        ESI TRACTEBEL ACQUISITION CORP.

                          CONDENSED BALANCE SHEETS
                           (Thousands of Dollars)
                                  (Unaudited)

                                                                                            September 30,   December 31,
                                                                                            2001            2000
ASSETS
Current assets:
  Interest receivable from NE LP ........................................................   $    4,395     $        -
  Current portion of notes receivable from NE LP ........................................        4,400              -
    Total current assets ................................................................        8,795              -

Non-current assets:
  Due from NE LP ........................................................................          152            152
  Note receivable from NE LP ............................................................      215,600        220,000
    Total non-current assets ............................................................      215,752        220,152

TOTAL ASSETS ............................................................................   $  224,547     $  220,152


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Income taxes payable ..................................................................   $       16     $       14
  Current portion of debt securities payable ............................................        4,400              -
  Accrued interest ......................................................................        4,395              -
    Total current liabilities ...........................................................        8,811             14

Non-current liabilities:
  Deferred credit - interest rate hedge .................................................          103            112
  Debt securities payable ...............................................................      215,600        220,000
    Total non-current liabilities .......................................................      215,703        220,112

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding .            -              -
  Retained earnings .....................................................................           33             26

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................................   $  224,547     $  220,152




                         CONDENSED STATEMENTS OF OPERATIONS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                         2001        2000          2001        2000
Interest income .....................................................    $  4,395    $  4,395      $ 13,184    $ 13,184
Interest expense ....................................................      (4,391)     (4,391)      (13,173)    (13,173)
Income before income taxes ..........................................           4           4            11          11
Income tax expense ..................................................          (1)         (1)           (4)         (4)

NET INCOME...........................................................    $      3    $      3      $      7    $      7




                       CONDENSED STATEMENTS OF CASH FLOWS
                           (Thousands of Dollars)
                                 (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                                   2001        2000
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................................................     $      -    $      -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment received from NE LP ......................................................            -           -
  Principal payment on debt ..................................................................            -           -
    Net cash used in financing activities ....................................................            -           -

Net increase in cash .........................................................................            -           -
Cash at beginning of period ..................................................................            -           -
Cash at end of period ........................................................................     $      -    $      -




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

1.  Combined Statement of Partners' Equity

NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:


                                        NEA                            NJEA                           Combined
                               GP       LP         Total       GP       LP         Total       GP(a)    LP(b)      Total
                                                                     (Thousands of Dollars)
Balances, December 31, 2000 .. $ 1,447  $ 143,336  $ 144,783   $ 2,462  $ 243,603  $ 246,065   $ 3,909  $ 386,939  $ 390,848
Balances, September 30, 2001 . $ 1,371  $ 135,707  $ 137,078   $ 2,440  $ 241,377  $ 243,817   $ 3,811  $ 377,084  $ 380,895
____________________
(a)  Includes GP's pro rata share of accumulated other comprehensive loss.
(b)  Includes LP's pro rata share of accumulated other comprehensive loss.



2.  Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, NE LP and the Partnerships adopted Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on NE LP's and the Partnerships' balance sheets as either an asset (in prepaid expenses and other current assets) or liability (in other accrued expenses) measured at fair value. NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in fuel purchases.

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

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships.

Accumulated other comprehensive loss is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive loss at September 30, 2001 is approximately $.8 million of net unrealized losses associated with cash flow hedges of forecasted fuel purchases through March 2002, all of which is expected to be reclassified into earnings within the next twelve months. Accumulated other comprehensive income of NE LP and the Partnerships of approximately $.9 million gain and $.03 million loss, during the three months and nine months ended September 30, 2001, respectively, were reclassified into earnings. Within other comprehensive income, approximately $.7 million and $5.1 million represent the effective portion of the net loss on cash flow hedges (excluding the cumulative effect adjustment) during the three and nine months ended September 30, 2001, respectively.

Comprehensive income below includes net income and net unrealized
(gains)/losses on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately ($.2) million and $.8 million for the three and nine months ended September 30, 2001, respectively.

                                                                         Three Months Ended        Nine Months Ended
                                                                         September 30,             September 30,
                                                                         2001        2000          2001        2000
                                                                                          (millions)
NE LP ...............................................................    $     9.0   $    9.5      $    4.1    $   16.5
The Partnerships ....................................................    $    13.5   $   13.9      $   17.6    $   30.0



In June 2001, the Financial Accounting Standards Board (FASB) reached conclusions, which became effective July 1, 2001, on several derivative accounting issues related to the power generation industry. There was no significant impact on NE LP's and the Partnership's financial statements from these conclusions.

In October 2001, the FASB cleared interpretive guidance related to certain commodity supply contracts containing flexibility in the quantity of the commodity to be purchased. The new guidance will require the contracts to be classified as derivatives and marked to market and is effective April 1, 2002. Management is in the process of evaluating the impact of implementing the new guidance and is unable to estimate the effect, if any, on NE LP's and the Partnerships' financial statements.

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

Results of Operations

NE LP and the Partnerships - Net income declined for the three and nine months ended September 30, 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by higher revenues. As a result of FAS 133, earnings of NE LP and the Partnerships' were negatively affected by $3.7 million and $5.5 million for the three and nine months ended September 30, 2001, respectively. For additional information regarding FAS 133, see
Note 2.

Revenues for the three months ended September 30, 2001 improved primarily as a result of increased electricity sales prices. Revenues for the three months ended September 30, 2001 and 2000 were comprised of $95.3 million and $89.9 million of power sales to utilities and $.9 million and $1.0 million of steam sales, respectively. Power sales to utilities for the three months ended September 30, 2001 and 2000 reflect changes in utility energy bank balances of $5.5 million and $6.2 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. Fuel expense for the three months ended September 30, 2001 and 2000 increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs for the three months ended September 30, 2001 and 2000, were partly offset by $5.2 million of deferred credit amortization for fuel contracts. Operations and maintenance expenses for the three months ended September 30, 2001 increased primarily due to higher payroll related costs.

Revenues for the nine months ended September 30, 2001 improved primarily as a result of increased electricity sales prices. Revenues for the nine months ended September 30, 2001 and 2000 were comprised of $263.4 million and $252.6 million of power sales to utilities and $2.8 million and $3.4 million of steam sales, respectively. Power sales to utilities for the nine months ended September 30, 2001 and 2000 reflect changes in utility energy bank balances of $16.5 million and $17.8 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. Fuel expense for the nine months ended September 30, 2001 and 2000 increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs for the nine months ended September 30, 2001 and 2000 were partly offset by $15.6 million of deferred credit amortization for fuel contracts.

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the nine months ended September 30, 2001, NE LP and the Partnerships recorded a net mark-to-market loss of $23.8 million representing the change in fair value of derivative instruments. See Note 2.

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

Liquidity and Capital Resources

The Registrants - Cash flow generated by NE LP and the Partnerships year to date has been and is expected to remain sufficient for at least the next twelve months to fund operating expenses of the Registrants, as well as fund the debt service requirements of the Funding Corp. and the Acquisition Corp.


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


Date:  November 14, 2001


                           ROBERT L. MCGRATH
                           Robert L. McGrath
      Vice President and Treasurer of ESI Northeast Energy GP, Inc.
              Treasurer of ESI Tractebel Funding Corp.
             Treasurer of ESI Tractebel Acquisition Corp.
          (Principal Financial and Principal Accounting Officer
                             of the Registrants)