Form 10-K
period 2001-12-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2002-04-15
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Incorporation, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
9.16% Senior Secured Notes due 2002, Series A
9.32% Senior Secured Bonds due 2007, Series A
9.77% Senior Secured Bonds due 2010, Series A
7.99% Secured Bonds due 2011, Series B

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 2002, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of March 31, 2002, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

DEFINITIONS
Acronyms and defined terms used in the text include the following:

Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FAS	Statement of Financial Accounting Standards No.
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPLE Operating Services	FPL Energy Operating Services, Inc.
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC	Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L	Jersey Central Power & Light
kwh	kilowatt-hour
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, A Limited Partnership
NJEA	North Jersey Energy Associates, A Limited Partnership
NEPOOL	New England power pool
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships	NEA together with NJEA
PJM	Pennsylvania-New Jersey-Maryland power pool
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
Rule 144A	Rule 144A promulgated under the Act
Tractebel	Tractebel, Inc.
Tractebel GP	Tractebel Northeast Generation GP, Inc.
Tractebel LP	Tractebel Associates Northeast LP, Inc.
Tractebel Power	Tractebel Power, Inc.
Trustee	State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In connection with the safe harbor provisions of the Reform Act, the Funding Corp., the Partnerships, the Acquisition Corp. and NE LP (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, including the PURPA, changing governmental policies and regulatory actions, including those of the FERC, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

The business and profitability of the registrants are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental and safety laws and policies, weather conditions (including natural disasters), population growth rates and demographic patterns, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, market demand for energy, changes in tax rates or policies or in rates of inflation or in accounting standards, unanticipated delays or changes in costs for capital projects, unanticipated changes in operating expenses and capital expenditures, capital market conditions, competition for new energy development opportunities and legal and administrative proceedings (whether civil, such as environmental, or criminal) and settlements.

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

On November 13, 1997, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and a subsidiary of Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for public debt under the Act. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected to be made from distributions from the Partnerships.

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

NEA and NJEA sell substantially all of their output to regulated utilities under power purchase agreements as follows:

Power Purchaser	MW	% of Capacity	Power Purchase Agreement Expiration

NEA:
Boston Edison	135	47%	September 15, 2016
Boston Edison	84	29	September 15, 2011
Commonwealth	25	9	September 15, 2016
Commonwealth	21	7	September 15, 2016
Montaup	25	8	September 15, 2021

NEA Total	290	100%
NJEA:
JCP&L	250	83%	August 13, 2011

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

O&M of the Partnerships was provided by Westinghouse, a subsidiary of Westinghouse Power, through December 31, 1998. Effective December 31, 1998, the O&M contracts between Westinghouse Power and the Partnerships were terminated by mutual consent of both parties and a payment of $10 million was made to Westinghouse. Additionally, in 1998, the Partnerships agreed to pay Westinghouse a total of $15.6 million, which approximates market value, for spare parts purchased in 1999. FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, became the new provider of O&M services for the Partnerships on January 1, 1999. See Management's Discussion - Results of Operations.

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

Item 2. Properties As of December 31, 2001, the Partnerships had the following properties:

Facility Type	Location	Principal Use

NEA cogeneration facility (a)	Bellingham, MA	Power production
NEA carbon dioxide plant (b)	Bellingham, MA	Carbon dioxide production
NEA residential properties (c)	Bellingham, MA	Private residences
NJEA cogeneration facility (b)	Sayreville, NJ	Power production

(a)	Subject to the liens of a first and second mortgage.
(b)	Subject to the lien of a first mortgage.
(c)	NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.

Item 3. Legal Proceedings
None of the registrants are involved in any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

This item is not applicable for the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2001	2000	1999	1998		1997

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$364,398	$337,579	$336,299		$302,693	$-
Net income	$16,703	$19,636	$33,303		$14,098	$-
Total assets	$1,220,024	$1,282,309	$1,345,858		$1,410,343	$-
Long-term debt, excluding current maturities	$587,232	$618,720	$638,880		$665,213	$-
Energy bank and other liabilities	$153,010	$162,756	$168,885		$173,356	$-

SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$364,398	$337,579	$336,299	$	(a)(b)	$312,154
Net income	$34,755	$37,716	$51,329	$	(a)(b)	$36,673
Total assets	$1,214,461	$1,276,271	$1,339,102		$1,403,045	$541,545
Long-term debt, excluding current maturities	$376,032	$398,720	$418,880		$445,213	$468,724
Energy bank and other liabilities	$153,010	$162,756	$168,885		$173,356	$230,565

SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-		$-	$-
Net income	$-	$-	$-		$-	$-
Total assets	$398,721	$418,881	$445,214		$468,725	$490,288
Long-term debt, excluding current maturities	$376,032	$398,720	$418,880		$445,213	$468,724

SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-		$-	$-
Net income	$9	$9	$9		$8	$-
Total assets	$220,152	$220,152	$220,152		$220,152	$-
Long-term debt, excluding current maturities	$211,200	$220,000	$220,000		$220,000	$-

(a)			On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC resulting in a new basis of accounting by the Partnerships.
(b)			Split period
	1/1 to 1/13		1/14 to 12/31

Operating revenues	$13,109		$302,693
Net income	$2,909		$30,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements contained herein.
Critical Accounting Policies and Estimates

The preparation of financial statements requires the application of numerous complex accounting principles. One of the more significant accounting principles considered in the preparation of NE LP and the Partnerships' (collectively, the registrants) financial statements is FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). FAS 133 requires companies to record derivative instruments at fair value as either an asset or liability. Beginning in January 2001, derivative instruments are recorded on the registrant's balance sheets as either an asset (in prepaid expenses and other current assets) or liability (in other accrued expenses) measured at fair value. The registrants use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in fuel purchases as described in Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Changes in the derivatives' fair values are recognized currently in earnings (in change in fair value of derivatives) unless hedge accounting is applied. While substantially all of the registrants' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. All of the transactions that the registrants have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are recorded in fuel expense.

Results of Operations

NE LP for the years ended December 31, 2001 and 2000 - NE LP's results of operations declined in 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by higher revenues and lower interest expense from decreasing principal balances on the securities payable and energy bank and other liabilities. As a result of FAS 133, earnings of NE LP and the Partnerships' were negatively affected by $3.3 million for the year ended December 31, 2001. For additional information regarding FAS 133, see Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Revenues for the year ended December 31, 2001 improved primarily as a result of increased electricity sales prices. Revenues in 2001 were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. In 2000, revenues were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $23.1 million and $23.7 million in 2001 and 2000, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 2001 and 2000 by $20.8 million of deferred credit amortization for fuel contracts.

NE LP makes scheduled interest and/or principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and/or interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2001 and 2000 as a result of decreasing principal balances on the securities payable.

In January 2001, NE LP recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the year ended December 31, 2001, NE LP recorded a net mark-to-market loss of $21.6 million representing the change in fair value of derivative instruments. See Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. NE LP does not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

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

The Partnerships for the years ended December 31, 2001 and 2000 - The Partnerships' results of operations declined in 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by higher revenues and lower interest expense from decreasing principal balances on the securities payable and energy bank and other liabilities. As a result of FAS 133, earnings of the Partnerships were negatively affected by $3.3 million for the year ended December 31, 2001. For additional information regarding FAS 133, see Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Revenues for the year ended December 31, 2001 improved primarily as a result of increased electricity sales prices. Revenues in 2001 were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. In 2000, revenues were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. Power sales to utilities reflect changes in utility energy bank balances of $23.1 million and $23.7 million in 2001 and 2000, respectively. The changes in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in 2001 and 2000 by $20.8 million of deferred credit amortization for fuel contracts.

The Partnerships make scheduled interest and/or principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and/or interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2001 and 2000 as a result of decreasing principal balances on the securities payable.

In January 2001, the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the year ended December 31, 2001, the Partnerships recorded a net mark-to-market loss of $21.6 million representing the change in fair value of derivative instruments. See Note 2 - Accounting for Derivative Instruments and Hedging Activities.

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

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2001 and 2000 as a result of decreasing principal balances on the securities payable.

New Accounting Rules

Accounting for Derivative Instruments - Effective January 1, 2001, the registrants adopted FAS 133. For information concerning the adoption of FAS 133, see Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Goodwill and Other Intangible Assets - Effective January 1, 2002, the registrants adopted FAS 142, "Goodwill and Other Intangible Assets." For information concerning the adoption of FAS 142, see Note 2 - Goodwill and Other Intangible Assets.

Accounting for Obligations Associated with the Retirement of Long-Lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." For information concerning the adoption of FAS 143, see Note 2 - Accounting for the Obligations Associated with the Retirement of Long-Lived Assets.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities approximate $3.3 million annually. For additional information see Note 5.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2001 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $334.0 million in principal and interest through 2006, including $60.1 million in 2002. It is anticipated that cash requirements for principal and interest payments in 2002 will be satisfied with operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

Letters of credit were established to satisfy requirements in certain power purchase agreements. These letters of credit can be drawn upon in the event of default under one such agreement, or a termination of the other such agreement at a time when there shows a positive energy bank balance. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2001 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $462.3 million in principal and interest through 2006, including $86.3 million in 2002. It is anticipated that cash requirements for principal and interest payments in 2002 will be satisfied with operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

Letters of credit were established to satisfy requirements in certain power purchase agreements. These letters of credit can be drawn upon in the event of default under one such agreement, or a termination of the other such agreement at a time when there shows a positive energy bank balance. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

NE LP AND THE PARTNERSHIPS December 31, 2001 (Thousands of Dollars)

	2002	2003-4	2005-6	2007 and Thereafter	Total

CONTRACTUAL OBLIGATIONS

Long-term debt	$31,488	$69,982	$119,990	$397,260	$618,720
Operating leases	237	510	558	1,692	2,997
Other long-term obligations:
Energy bank liability	-	-	-	130,485	130,485
Administrative agreement	600	1,200	1,200	6,600	9,600
O&M agreement	750	1,500	1,500	6,750	10,500
Fuel management agreement	450	900	900	7,200	9,450

Total contractual obligations	$33,525	$74,092	$124,148	$549,987	$781,752

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

Interest rate risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates:

	2001

	Carrying Value	Fair Value		Hypothetical Increase in Fair Value

	(Thousands of Dollars)
Long-term debt of NE LP / Acquisition Corp.	$220,000	$230,000	(a)	$9,000
Long-term debt of Partnerships / Funding Corp.	$398,720	$444,000	(a)	$13,000

(a)	Based on the borrowing rate on January 15, 2002 for debt instruments with similar terms and average maturities.

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchased call options. The following presents the sensitivity of the fair value of gas swap agreements to a hypothetical 40% decrease in natural gas prices:

	2001

	Carrying Value	Fair Value		Hypothetical Decrease in Fair Value

	(Thousands of Dollars)
Gas swap agreements of NE LP / the Partnerships	$(1,168)	$(1,168)	(a)	$(154)
Option contracts of NE LP / the Partnerships	$(3,145)	$(3,145)	(a)	$(1,765)

(a)	Based on estimated cost to terminate the agreements.

Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001, and the combined balance sheets of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, two of the subsidiaries of Northeast Energy, LP (the "Partnerships"), as of December 31, 2001 and 2000, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the respective Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated or combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates, A Limited Partnership, and North Jersey Energy Associates, A Limited Partnership, as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated and combined financial statements, the Partnerships changed their method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida April 11, 2002

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$45,003	$35,360
Accounts receivable	33,808	32,857
Due from related party	1,757	2,762
Spare parts inventories	10,787	11,251
Fuel inventories	7,132	3,793
Prepaid expenses and other current assets	188	452

Total current assets	98,675	86,475

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $2,443 and $1,811, respectively)	4,517	5,149
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $87,190 and $64,866, respectively)	433,518	454,068
Power purchase agreements (net of accumulated amortization of $205,538 and $152,246, respectively)	683,218	736,510
Other assets	96	107

Total non-current assets	1,121,349	1,195,834

TOTAL ASSETS	$1,220,024	$1,282,309

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$22,688	$20,160
Current portion of notes payable - the Acquisition Corp.	8,800	-
Accounts payable	15,371	17,457
Due to related parties	4,035	954
Other accrued expenses	19,708	12,811

Total current liabilities	70,602	51,382

Non-current liabilities:
Deferred credit - fuel contracts	250,889	271,735
Notes payable - the Funding Corp.	376,032	398,720
Note payable - the Acquisition Corp.	211,200	220,000
Energy bank and other liabilities	153,010	162,756
Lease payable	929	969

Total non-current liabilities	992,060	1,054,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partner	3,018	3,534
Limited partners	154,344	173,213

Total partners' equity	157,362	176,747

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,220,024	$1,282,309

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

REVENUES	$364,398	$337,579	$336,299

COSTS AND EXPENSES:
Fuel	174,093	145,827	129,716
Operations and maintenance	16,053	13,959	14,206
Depreciation and amortization	75,624	74,501	73,094
General and administrative	8,796	9,099	8,822

Total costs and expenses	274,566	243,386	225,838

OPERATING INCOME	89,832	94,193	110,461

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	636	632	632
Interest expense	71,501	76,626	78,790
Interest income	(2,295)	(2,701)	(2,264)
Change in fair value of derivatives	21,555	-	-

Total other expense - net	91,397	74,557	77,158

Income (loss) before cumulative effect of a change in accounting principle	(1,565)	19,636	33,303

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	18,268	-	-

NET INCOME	$16,703	$19,636	$33,303

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,703	$19,636	$33,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,260	75,133	73,724
Amortization of fuel contracts	(20,846)	(20,848)	(20,844)
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	(18,268)	-	-
FAS 133 - accumulated other comprehensive loss	(1,080)	-	-
Increase in accounts receivable	(951)	(525)	(2,586)
(Increase) decrease in due from related party	1,005	(2,610)	(152)
Increase in other current assets	(2,611)	(823)	(9,332)
Increase in accounts payable and accrued expenses	23,073	7,545	996
Decrease in energy bank and other liabilities	(9,746)	(6,129)	(4,471)
Increase (decrease) in due to related parties	3,081	(352)	506
Increase (decrease) in lease payable	(40)	(27)	996

Net cash provided by operating activities	66,580	71,000	72,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,769)	(5,350)	(120)

Net cash used in investing activities	(1,769)	(5,350)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(20,160)	(26,332)	(23,510)
Distributions to partners	(35,008)	(37,043)	(51,463)

Net cash used in financing activities	(55,168)	(63, 375)	(74,973)

Net increase (decrease) in cash and cash equivalents	9,643	2,275	(2,953)
Cash and cash equivalents at beginning of period	35,360	33,085	36,038

Cash and cash equivalents at end of period	$45,003	$35,360	$33,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,878	$59,005	$61,241
The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2001, 2000 and 1999 (Thousands of Dollars)

	General Partner	Limited Partners	Partners' Equity

Balances, December 31, 1998	$4,246	$208,068	$212,314
Net income	665	32,638	33,303
Distributions to partners	(1,029)	(50,434)	(51,463)

Balances, December 31, 1999	3,882	190,272	194,154
Net income	393	19,243	19,636
Distributions to partners	(741)	(36,302)	(37,043)

Balances, December 31, 2000	3,534	173,213	176,747
Net income	334	16,369	16,703
Distributions to partners	(839)	(34,169)	(35,008)
Other comprehensive loss	(11)	(1,069)	(1,080)

Balances, December 31, 2001	$3,018	$154,344	$157,362

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$43,969	$34,471
Accounts receivable	33,808	32,857
Due from related party	1,757	2,762
Spare parts inventories	10,787	11,251
Fuel inventories	7,132	3,793
Prepaid expenses and other current assets	176	452

Total current assets	97,629	85,586

Non-current assets:
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $87,190 and $64,866, respectively)	433,518	454,068
Power purchase agreements (net of accumulated amortization of $205,538 and $152,246, respectively)	683,218	736,510
Other assets	96	107

Total non-current assets	1,116,832	1,190,685

TOTAL ASSETS	$1,214,461	$1,276,271

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$22,688	$20,160
Accounts payable	15,371	17,457
Due to related parties	4,035	842
Other accrued expenses	19,570	12,784

Total current liabilities	61,664	51,243

Non-current liabilities:
Deferred credit - fuel contracts	250,889	271,735
Notes payable - the Funding Corp.	376,032	398,720
Energy bank and other liabilities	153,010	162,756
Lease payable	929	969

Total non-current liabilities	780,860	834,180

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partner	3,720	3,909
Limited partners	368,217	386,939

Total partners' equity	371,937	390,848

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,214,461	$1,276,271

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

REVENUES	$364,398	$337,579	$336,299

COSTS AND EXPENSES:
Fuel	174,093	145,827	129,716
Operations and maintenance	16,053	13,959	14,206
Depreciation and amortization	75,624	74,501	73,094
General and administrative	8,796	9,099	8,817

Total costs and expenses	274,566	243,386	225,833

OPERATING INCOME	89,832	94,193	110,466

OTHER EXPENSE (INCOME):
Interest expense	53,921	59,048	61,208
Interest income	(2,131)	(2,571)	(2,071)
Change in fair value of derivatives	21,555	-	-

Total other expense - net	73,345	56,477	59,137

Income before cumulative effect of a change in accounting principle	16,487	37,716	51,329

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	18,268	-	-

NET INCOME	$34,755	$37,716	$51,329

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,755	$37,716	$51,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,624	74,501	73,092
Amortization of fuel contracts	(20,846)	(20,848)	(20,844)
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	(18,268)	-	-
FAS 133 - accumulated other comprehensive loss	(1,080)	-	-
Increase in accounts receivable	(951)	(525)	(2,586)
(Increase) decrease in due from related party	1,005	(2,610)	(152)
Increase in other current assets	(2,599)	(857)	(9,298)
Increase in accounts payable and accrued expenses	22,966	7,518	997
Decrease in energy bank and other liabilities	(9,746)	(6,129)	(4,471)
Increase (decrease) in due to related parties	3,193	(325)	504
Increase (decrease) in lease payable	(40)	(27)	996

Net cash provided by operating activities	84,013	88,414	89,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,769)	(5,350)	(120)

Net cash used in investing activities	(1,769)	(5,350)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(20,160)	(26,332)	(23,510)
Distributions to partners	(52,586)	(54,405)	(68,945)

Net cash used in financing activities	(72,746)	(80,737)	(92,455)

Net increase (decrease) in cash and cash equivalents	9,498	2,327	(3,008)
Cash and cash equivalents at beginning of period	34,471	32,144	35,152

Cash and cash equivalents at end of period	$43,969	$34,471	$32,144

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,300	$41,427	$43,663
The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2001, 2000 and 1999
(Thousands of Dollars)

	General Partner	Limited Partners	Partners' Equity

Balances, December 31, 1998	$4,252	$420,901	$425,153
Net income	512	50,817	51,329
Distributions to partners	(689)	(68,256)	(68,945)

Balances, December 31, 1999	4,075	403,462	407,537
Net income	378	37,338	37,716
Distributions to partners	(544)	(53,861)	(54,405)

Balances, December 31, 2000	3,909	386,939	390,848
Net income	348	34,407	34,755
Distributions to partners	(526)	(52,060)	(52,586)
Other comprehensive loss	(11)	(1,069)	(1,080)

Balances, December 31, 2001	$3,720	$368,217	$371,937

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2001, 2000 and 1999

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

In connection with the acquisitions of the Partnerships' interests, an existing special purpose funding corporation was acquired by an entity affiliated with FPL Energy and Tractebel Power. The funding corporation's name was changed from IEC Funding Corp. to ESI Tractebel Funding Corp (Funding Corp.). Additionally, as a means of funding portions of the purchase price of the acquisitions of the Partnerships, ESI Tractebel Acquisition Corp. (Acquisition Corp.), also an affiliate of FPL Energy and Tractebel Power, was formed. On February 12, 1998, the Acquisition Corp. issued new debt securities which were registered with the Securities and Exchange Commission in an exchange offer. The proceeds were loaned to NE LP and then distributed to certain direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the new debt is expected from distributions from the Partnerships and is guaranteed by all interests in the Partnerships. See Note 4 for additional information.

The partners share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture relating to the debt issued by the Acquisition Corp.

2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of NE LP and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying combined financial statements include the accounts of NEA and NJEA for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination. Certain amounts included in prior years' consolidated and combined financial statements have been reclassified to conform to the current year's presentation.

Impairment of Long-Lived Assets - NE LP and the Partnerships (collectively, the registrants) evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment, based on estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Goodwill and Other Intangible Assets - Effective January 1, 2002, the registrants adopted Statement of Financial Accounting Standards No. (FAS) FAS 142, "Goodwill and Other Intangible Assets." FAS 142 requires the carrying amount of intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified as goodwill. The registrants do not have any intangible assets that require such reclassification. FAS 142 also requires the registrants to reassess the useful lives and method of amortization of its intangible assets. FAS 142 is not expected to have any effect on the registrants' financials.

Accounting for Obligations Associated with the Retirement of Long-Lived Assets - In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." FAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. FAS 143 is effective for fiscal years beginning after June 15, 2002, and early adoption is permitted. The registrants are currently assessing the new standard and have not yet determined its impact on its financial statements.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2001 and 2000, the recorded amount of cash approximates its fair value.

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

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - The facilities are depreciated using the straight-line method over their estimated useful life of 34 years.

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships recorded major maintenance expense of $7.3 million, $4.8 million and $5.1 million, respectively. At December 31, 2001 and 2000, the Partnerships had $11.8 million and $6.5 million of accrued major maintenance expense, respectively.

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on an average cost basis, or market. Spare parts inventories consist primarily of spare parts purchased from the previous O&M provider. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

Power Purchase Agreements - The fair value of the power purchase agreements acquired are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Fuel Contracts - The fair value of the fuel contracts which were acquired are being amortized on a straight-line basis over the remaining 16 year contractual term of the contracts.

Interest Rate Swaps - Interest rate swaps that do not qualify for hedge accounting are recorded at fair value, with changes in the fair value recognized currently in income as adjustments to interest expense. See Note 6 - Financial Instruments.

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

Accounting for Derivative Instruments and Hedging Activities - Effective January 1, 2001, NE LP and the Partnerships adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and 138 (collectively, FAS 133). As a result, beginning in January 2001, derivative instruments are recorded on NE LP's and the Partnerships' balance sheets as either an asset (in prepaid expenses and other current assets) or liability (in other accrued expenses) measured at fair value. NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in fuel purchases.

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

Accumulated other comprehensive loss is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive loss at December 31, 2001 is approximately $1.1 million of net unrealized losses associated with cash flow hedges of forecasted fuel purchases through March 2002, all of which is expected to be reclassified into earnings within the next twelve months. Accumulated other comprehensive income of NE LP and the Partnerships of approximately a $892 thousand loss was reclassified into earnings for the twelve months ended December 31, 2001. Within other comprehensive income, approximately $6.3 million represents the effective portion of the net loss on cash flow hedges (excluding the cumulative effect adjustment) during the twelve months ended December 31, 2001.

Comprehensive income below includes net income and net unrealized (gains)/losses on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $1.1 million for the twelve months ended December 31, 2001.

	Comprehensive Income Twelve Months Ended December 31,

	2001	2000	1999

	(Thousands of Dollars)

NE LP	$15,623	$19,636	$33,303
The Partnerships	$33,675	$37,716	$51,329

During 2001, the FASB discussed and, from time to time throughout the year, issued guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. In December 2001, final guidance on these issues was released and will be effective beginning April 1, 2002. Management is in the process of evaluating the new guidance and is unable to estimate the effects, if any, on NE LP and the Partnerships' financial statements. One possible result of management's evaluation could be that certain of these contracts will have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement each reporting period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw at initial floor prices per kwh subject to adjustment based on actual volumes purchased, escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 mw at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support their receivables. However, management does not believe significant credit risk exists at December 31, 2001.

For the years ended December 31, 2001, 2000 and 1999, power sale revenues from two different utilities accounted for approximately 41% and 46%, 42% and 42%, and 45% and 41%, respectively, of total revenues.

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

Energy Bank Balances - Certain of the power purchase agreements required the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. Some of the energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. Energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

On December 31, 2000, NE LP and the Partnerships exercised their option to receive a reduced energy payment for the remainder of a Massachusetts power purchase agreement in lieu of paying the energy bank balance existing as of that date. The $24 million and $25 million balance as of December 31, 2001 and 2000, respectively, is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021.

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extends for the same term as the carbon dioxide facility's lease, with automatic extension for any renewal period under that lease. Pursuant to the steam sales agreement, NEA sells a portion of the steam generated by the NEA facility at a price that fluctuates based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease is $100,000 per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA pays the steam user $100,000 annually for administrative services rendered related to the operation of the carbon dioxide facility.

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

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $46 million, $45 million and $43 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total payments under such contracts were approximately $156.3 million, $133.7 million and $126.9 million in 2001, 2000 and 1999, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2001, 2000 and 1999, were approximately $41.6 million, $33.8 million and $27.0 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2001	2000

9.16% Senior Secured Notes Due 2002	$11,340,000	$31,500,000
9.32% Senior Secured Bonds Due 2007	215,740,000	215,740,000
9.77% Senior Secured Bonds Due 2010	171,640,000	171,640,000

Total long-term debt	398,720,000	418,880,000
Less current maturities	22,688,000	20,160,000

Long-term debt, excluding current maturities	$376,032,000	$398,720,000

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002	$22,688,000
2003	$23,818,000
2004	$28,564,000
2005	$45,349,000
2006	$52,641,000
Thereafter	$225,660,000

Total	$398,720,000

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

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP, evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semi-annually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002	$8,800,000
2003	$8,800,000
2004	$8,800,000
2005	$8,800,000
2006	$13,200,000
Thereafter	$171,600,000

Total	$220,000,000

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

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships incurred $663 thousand, $798 thousand and $782 thousand, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the O&M of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships incurred $1.7 million, $1.5 million and $1.5 million, respectively, in fees and reimbursed expenses under the agreements. See Note 7 - O&M of the Cogeneration Facilities.

Fuel Management Agreements - Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships incurred $995 thousand, $909 thousand and $896 thousand, respectively, in fees and reimbursed expenses under the agreements.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, operations and maintenance and fuel management agreements mentioned above.

Accrued expenses under the administrative services, O&M and fuel management agreements were $1.8 million and $.8 million at December 31, 2001 and 2000, respectively. Additionally, power sales to an entity related to FPL Energy were $3.4 million, $3.5 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The contract amount of these agreements was 3.7 million MMBtu, 4.2 million MMBtu and 4.3 million MMBtu at December 31, 2001, 2000 and 1999, respectively. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements and options was $7.0 million, $9.5 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2001			2000

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(Thousands of Dollars)

Long-term debt of Partnerships/Funding Corp.(a)	$398,720	$444,000	(b)	$418,880	$450,000	(b)
Long-term debt of NE LP/Acquisition Corp.(a)	$220,000	$230,000	(b)	$220,000	$220,000	(b)
Gas swap agreements of NE LP/the Partnerships	$(1,168)	$(1,168)	(c)	$-	$22,608	(c)
Option contracts of NE LP/the Partnerships	$(3,145)	$(3,145)	(c)	$-	$-

(a)	Includes current maturities.
(b)	Based on the borrowing rate on January 15, 2002 for debt instruments with similar terms and average maturities.
(c)	Based on estimated cost to terminate the agreements.

7. Commitments and Contingencies

Energy Bank and Loan Collateral - On December 31, 2001, energy bank letters of credit were renewed in face amounts of $13.4 million and $54 million. The $13.4 million letter of credit expires on December 31, 2002 and can only be drawn upon in the event that NE LP and the Partnership default under a certain power agreement when there is a positive energy bank balance. The $54 million letter of credit expires on December 31, 2002 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing in favor of the power purchaser. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on July 1, 2001, a letter of credit was renewed in the face amount of $23.6 million. The $23.6 million letter of credit expires on December 31, 2002 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expires on December 31, 2002 and is automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $16.0 million and $13.9 million for O&M expense for the year ended December 31, 2001 and 2000, respectively, of which $3.8 million and $3.4 million represented salaries paid to the O&M provider.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
2002	$237,000
2003	$249,000
2004	$261,000
2005	$273,000
2006	$285,000
Thereafter	$1,692,000

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $198,000 annually over the lease term.

8. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2001 and 2000 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

	(Thousands of Dollars)
NE LP:
2001

Operating revenues	$92,549	$77,449	$96,159	$98,241
Operating income	$21,340	$12,769	$30,465	$25,258
Net income (loss)(b)	$3,185	$(7,081)	$8,734	$11,862

2000

Operating revenues	$90,102	$74,949	$90,937	$81,591
Operating income	$28,607	$15,905	$28,183	$21,498
Net income (loss)	$9,541	$(2,526)	$9,459	$3,162

The Partnerships:
2001

Operating revenues	$92,549	$77,449	$96,159	$98,241
Operating income	$21,340	$12,769	$30,465	$25,258
Net income (loss)	$7,733	$(2,648)	$13,292	$16,378

2000

Operating revenues	$90,102	$74,949	$90,937	$81,591
Operating income	$28,607	$15,905	$28,183	$21,498
Net income	$14,087	$2,016	$13,916	$7,697

(a)

In the opinion of NE LP and the Partnerships, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying consolidated balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida April 11, 2002

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	22,688	20,160

Total current assets	22,689	20,161

Notes receivable from the Partnerships	376,032	398,720

TOTAL ASSETS	398,721	418,881

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$22,688	$20,160

Debt securities payable	376,032	398,720

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$398,721	$418,881

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

Interest income	$39,300	$41,426	$43,468
Interest expense	(39,300)	(41,426)	(43,468)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	20,160	26,332	23,510
Principal payments on debt	(20,160)	(26,332)	(23,510)

Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,300	$41,426	$43,468
The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2001, 2000 and 1999

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

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

The Funding Corp. previously issued secured notes (Securities). The proceeds from the Securities were used to make loans to the Partnerships. In connection with this issuance, the notes outstanding under a previous loan and credit agreement of the Partnerships were surrendered and new notes of the Partnerships were issued to the Funding Corp. in the aggregate principal amount of the Securities. Borrowings outstanding are as follows:

	December 31,

	2001	2000

9.16% Senior Secured Notes Due 2002	$11,340,000	$31,500,000
9.32% Senior Secured Bonds Due 2007	215,740,000	215,740,000
9.77% Senior Secured Bonds Due 2010	171,640,000	171,640,000

Total long-term debt	398,720,000	418,880,000
Less current maturities	22,688,000	20,160,000

Long-term debt, excluding current maturities	$376,032,000	$398,720,000

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002	$22,688,000
2003	$23,818,000
2004	$28,564,000
2005	$45,349,000
2006	$52,641,000
Thereafter	$225,660,000

Total	$398,720,000

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

4. Financial Instruments

The estimated fair value of the Securities and the notes receivable from the Partnerships at December 31, 2001 and 2000 was $471 million and $450 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2001 and 2000 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2001

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2000

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

(a)

In the opinion of Funding Corp., all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying consolidated balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida April 11, 2002

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2001	2000

ASSETS
Current assets:
Due from NE LP	$152	$152
Current portion of note receivable from NE LP	8,800	-

Total current assets	8,952	152

Note receivable from NE LP	211,200	220,000

TOTAL ASSETS	$220,152	$220,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$19	$14
Current portion of debt securities payable	8,800	-

Total current liabilities	8,819	14

Non-current liabilities:
Deferred credit - interest rate hedge	98	112
Debt securities payable	211,200	220,000

Total non-current liabilities	211,298	220,112

TOTAL LIABILITIES	$220,117	$220,126

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	35	26

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,152	$220,152

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2001	2000	1999

Interest income	$17,578	$17,578	$17,578
Interest expense	(17,564)	(17,564)	(17,564)

Income before income taxes	14	14	14
Income tax expense	(5)	(5)	(5)

NET INCOME	$9	$9	$9

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$9	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(9)	(9)	(9)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to NE LP	-	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt securities	-	-	-
Proceeds from interest rate hedge	-	-	-

Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,578	$17,578	$17,578
The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 1998	$-	$8	$8
Net income	-	9	9

Balances, December 31, 1999	-	17	17
Net income	-	9	9

Balances, December 31, 2000		26	26
Net income	-	9	9

Balances, December 31, 2001	$-	$35	$35

The accompanying notes are an integral part of these consolidated financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2001, 2000 and 1999

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

2. Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2001 were $220 million.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2002	$8,800,000
2003	$8,800,000
2004	$8,800,000
2005	$8,800,000
2006	$13,200,000
Thereafter	$171,600,000

Total	$220,000,000

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

4. Financial Instruments

In January 1998, the Acquisition Corp. entered into a fixed interest rate financial instrument to hedge its exposure to fluctuations in the interest rate associated with the placement of originally issued securities. The financial instrument was settled on February 17, 1998 and qualified for hedge accounting. The gain resulting from the hedge was $152 thousand and is being amortized into income using the effective interest method. The balances of the deferred gain were $98 thousand and $112 thousand as of December 31, 2001 and 2000, respectively.

The estimated fair value of the Securities and the note receivable from NE LP at December 31, 2001 and 2000 was $230 million and $220 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as agent of NE LP with respect to the Securities and holds itself out as agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2001 and 2000 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2001

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$3	$2	$3	$1

2000

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$2	$3	$2

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

Nathan E. Hanson. Mr. Hanson, 37, is director of business management of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation, a developer of independent power projects, from 1995 to 1998.

Eric M. Heggeseth. Mr. Heggeseth, 49, is senior vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Michael L. Leighton. Mr. Leighton, 56, is senior vice president of business management of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He was appointed to the NE LP Management Committee by ESI GP in May 2000.

William C. Harper. Mr. Harper, 42, is a senior vice president-fuels of Tractebel Power. He was formerly vice president-fuels for Cogen Technologies, a developer of independent power projects, from January 1992 to February 1999. He was appointed to the NE LP management committee by Tractebel GP in December 2001.

Directors of the Funding Corp. and the Acquisition Corp.

Ronald F. Green. Mr. Green, 54, is president of FPL Energy. He was president and chief executive officer of Duke Engineering and Services, Inc., a technical services supplier to the energy industry, and president and chief operating officer of Duke Solutions, Inc., an energy services and energy commodity supply company, from April 1999 to November 2001. He was president of power generation for an affiliate of Shell Oil Company from June 1998 to March 1999. Mr. Green was president and chief executive officer of Fluor Daniel Hanford, a nuclear waste remediation contractor for the DOE, from February 1998 to May 1998. Prior to that, he was president of Power Fluor Daniel, Inc., a designer, builder and provider of maintenance services to the electric sector. He has been a director of the Funding Corp. and the Acquisition Corp. since December 3, 2001.

Eric M. Heggeseth. Mr. Heggeseth, 49, is senior vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.
Werner E. Schattner. Mr. Schattner, 56, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Michael L. Leighton. Mr. Leighton, 56, is senior vice president of business management of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He has been a director of the Funding Corp. and the Acquisition Corp. since December 3, 2001.

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

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98%	LP
			1%	GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1%	LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1%	GP
General Partnership Interest	Tractebel GP(b)	General Partner in NE LP	1%	GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49%	LP
Limited Partnership Interest	Tractebel LP(b)	Limited Partner in NE LP	49%	LP

(a)			The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for each of Tractebel GP and Tractebel LP is c/o Tractebel Power, Inc., 1177 West Loop South, Suite 900, Houston, Texas 77027.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	Tractebel Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	Tractebel Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power, Inc. is 1177 West Loop South, Suite 900, Houston, Texas 77027.

Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement. NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships incurred $663 thousand, $798 thousand and $782 thousand, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements. NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the period ended December 31, 2001, and for the periods ended December 31, 2000 and 1999, the Partnerships incurred $1.7 million and $1.5 million, respectively, in fees and reimbursed expenses under the agreements.

Fuel Management Agreements. Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2001, 2000 and 1999, the Partnerships incurred $995 thousand, $909 thousand and $896 thousand, respectively, in fees and reimbursed expenses under the agreements.

Power Sales. From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $3.4 million, $3.5 million and $2.5 million in 2001, 2000 and 1999, respectively.

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	12
		Consolidated Balance Sheets	13
		Consolidated Statements of Operations	14
		Consolidated Statements of Cash Flows	15
		Consolidated Statements of Partners' Equity	16
		Notes to Consolidated Financial Statements	21-27

		Partnerships:
		Independent Auditors' Report	12
		Combined Balance Sheets	17
		Combined Statements of Operations	18
		Combined Statements of Cash Flows	19
		Combined Statements of Partners' Equity	20
		Notes to Combined Financial Statements	21-27

		Funding Corp.:
		Independent Auditors' Report	28
		Balance Sheets	29
		Statements of Operations	30
		Statements of Cash Flows	31
		Notes to Financial Statements	32-33

		Acquisition Corp.:
		Independent Auditors' Report	34
		Balance Sheets	35
		Statements of Operations	36
		Statements of Cash Flows	37
		Statements of Stockholders' Equity	38
		Notes to Financial Statements	39-40

	2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

	3.	Exhibits including those Incorporated by Reference

		Exhibit No.	Description

		3.1*	Certificate of Incorporation of the Funding Corp.

		3.1.1*****	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998

		3.1.2******	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998

		3.2*****	By-laws of the Funding Corp.

		3.2.1******	By-laws of the Acquisition Corp.

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

ESI TRACTEBEL FUNDING CORP. ESI TRACTEBEL ACQUISITION CORP.

RONALD F. GREEN

Ronald F. Green
President
(Principal Executive Officer and Director)
Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of April 15, 2002:

ROBERT L. MCGRATH

Robert L. McGrath Treasurer (Principal Financial and Principal Accounting Officer)

Directors:

ERIC M. HEGGESETH

Eric M. Heggeseth

WERNER E. SCHATTNER

Werner E. Schattner

MICHAEL L. LEIGHTON

Michael L. Leighton

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

RONALD F. GREEN

Ronald F. Green President (Principal Executive Officer and Director)

ROBERT L. MCGRATH

Robert L. McGrath Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director of ESI Northeast Energy GP, Inc.)

Date: April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of April 15, 2002:
Director of ESI Northeast Energy GP, Inc.:

MICHAEL L. LEIGHTON

Michael L. Leighton

EXHIBIT 21

SUBSIDIARIES OF NE LP

Subsidiary		State or Jurisdiction of Incorporation

1.	Northeast Energy, LLC (100%-Owned)	Florida

2.	Northeast Energy Associates, A Limited Partnership (99%-Owned)(a)	Massachusetts

3.	North Jersey Energy Associates, A Limited Partnership (99%-Owned) (a)	New Jersey

(a)	Northeast Energy, LLC owns the remaining 1% interest.

SUBSIDIARIES OF NJEA

Subsidiary		State or Jurisdiction of Incorporation

1.	ESI Tractebel Urban Renewal Corporation (100%-Owned)	New Jersey