Form 10-Q
period 2002-03-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2002-05-15
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of April 30, 2002, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of April 30, 2002, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission, as amended, acquisition, disposal, depreciation and amortization of assets and facilities, operation and construction of plant facilities, recovery of fuel and purchased power costs, and present or prospective competition.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$59,327	$45,003
Accounts receivable	60,285	33,808
Due from related party	1,529	1,757
Spare parts inventories	12,068	10,787
Fuel inventories	4,747	7,132
Prepaid expenses and other current assets	7,176	188

Total current assets	145,132	98,675

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $2,599 and $2,443, respectively)	4,361	4,517
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $92,776 and $87,190, respectively)	427,954	433,518
Power purchase agreements (net of accumulated amortization of $218,866 and $205,538, respectively)	669,890	683,218
Other assets	95	96

Total non-current assets	1,102,300	1,121,349

TOTAL ASSETS	$1,247,432	$1,220,024

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$22,688	$22,688
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Accounts payable	17,100	15,371
Accrued interest payable	13,874	-
Due to related parties	5,690	4,035
Other accrued expenses	15,945	19,708

Total current liabilities	84,097	70,602

Non-current liabilities:
Deferred credit - fuel contracts	245,677	250,889
Notes payable - the Funding Corp.	376,032	376,032
Notes payable - the Acquisition Corp.	211,200	211,200
Energy bank and other liabilities	149,554	153,010
Lease payable	929	929

Total non-current liabilities	983,392	992,060

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	3,336	3,029
Limited partners	170,447	155,413
Accumulated other comprehensive income (loss)	6,160	(1,080)

Total partners' equity	179,943	157,362

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,247,432	$1,220,024

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

REVENUES	$102,397	$92,549

COSTS AND EXPENSES:
Fuel	48,762	46,342
Operations and maintenance	3,021	3,630
Depreciation and amortization	18,914	18,873
General and administrative	2,322	2,364

Total costs and expenses	73,019	71,209

OPERATING INCOME	29,378	21,340

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	156	157
Interest expense	17,520	18,616
Interest income	(178)	(431)
Change in fair value of derivatives	(3,461)	18,081

Total other expense - net	14,037	36,423

Income (loss) before cumulative effect of a change in accounting principle	15,341	(15,083)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	18,268

NET INCOME	$15,341	$3,185

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,345	$39,792

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21)	(40)

Net cash used in investing activities	(21)	(40)

Net increase in cash and cash equivalents	14,324	39,752
Cash and cash equivalents at beginning of period	45,003	35,360

Cash and cash equivalents at end of period	$59,327	$75,112

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$58,279	$43,969
Accounts receivable	60,285	33,808
Due from related party	1,529	1,757
Spare parts inventories	12,068	10,787
Fuel inventories	4,747	7,132
Prepaid expenses and other current assets	7,175	176

Total current assets	144,083	97,629

Non-current assets:
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $92,776 and $87,190, respectively)	427,954	433,518
Power purchase agreements (net of accumulated amortization of $218,866 and $205,538, respectively)	669,890	683,218
Other assets	95	96

Total non-current assets	1,097,939	1,116,832

TOTAL ASSETS	$1,242,022	$1,214,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$22,688	$22,688
Accounts payable	17,100	15,371
Accrued interest payable	9,479	-
Due to related parties	5,690	4,035
Other accrued expenses	15,807	19,570

Total current liabilities	70,764	61,664

Non-current liabilities:
Deferred credit - fuel contracts	245,677	250,889
Notes payable - the Funding Corp.	376,032	376,032
Energy bank and other liabilities	149,554	153,010
Lease payable	929	929

Total non-current liabilities	772,192	780,860

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	3,929	3,731
Limited partners	388,977	369,286
Accumulated other comprehensive income (loss)	6,160	(1,080)

Total partners' equity	399,066	371,937

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,242,022	$1,214,461

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

REVENUES	$102,397	$92,549

COSTS AND EXPENSES:
Fuel	48,762	46,342
Operations and maintenance	3,021	3,630
Depreciation and amortization	18,914	18,873
General and administrative	2,322	2,364

Total costs and expenses	73,019	71,209

OPERATING INCOME	29,378	21,340

OTHER EXPENSE (INCOME):
Interest expense	13,125	14,221
Interest income	(175)	(427)
Change in fair value of derivatives	(3,461)	18,081

Total other expense - net	9,489	31,875

Income before cumulative effect of a change in accounting principle	19,889	(10,535)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	18,268

NET INCOME	$19,889	$7,733

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,331	$39,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21)	(40)

Net cash used in investing activities	(21)	(40)

Net increase in cash and cash equivalents	14,310	39,744
Cash and cash equivalents at beginning of period	43,969	34,471

Cash and cash equivalents at end of period	$58,279	$74,215

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	9,479	-
Current portion of notes receivable from the Partnerships	22,688	22,688

Total current assets	32,168	22,689

Notes receivable from the Partnerships	376,032	376,032

TOTAL ASSETS	$408,200	$398,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$22,688	$22,688
Accrued interest	9,479	-

Total current liabilities	32,167	22,688

Debt securities payable	376,032	376,032

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$408,200	$398,721

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

Interest income	$9,479	$9,940
Interest expense	(9,479)	(9,940)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2002	December 31, 2001

ASSETS
Current assets:
Interest receivable from NE LP	$4,395	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	13,195	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	211,200	211,200

Total non-current assets	211,352	211,352

TOTAL ASSETS	$224,547	$220,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$8,800	$8,800
Income taxes payable	20	19
Accrued interest	4,395	-

Total current liabilities	13,215	8,819

Non-current liabilities:
Deferred credit - interest rate hedge	94	98
Debt securities payable	211,200	211,200

Total non-current liabilities	211,294	211,298

TOTAL LIABILITIES	224,509	220,117

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	38	35

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$224,547	$220,152

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2002	2001

Interest income	$4,395	$4,395
Interest expense	(4,391)	(4,391)

Income before income taxes	4	4
Income tax expense	(1)	(1)

NET INCOME	$3	$3

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2001 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2002 and 2001 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2001	$1,325	$131,237	$132,562	$2,406	$238,049	$240,455	$3,731	$369,286	$373,017	(a)
Balances, March 31, 2002	$1,418	$140,531	$141,949	$2,511	$248,446	$250,957	$3,929	$388,977	$392,906	(b)

(a)	Exclusive of accumulated other comprehensive (loss) of ($1,080).
(b)	Exclusive of accumulated other comprehensive income of $6,160.

2. Accounting for Derivative Instruments and Hedging Activities

In December 2001, the Financial Accounting Standards Board released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133, with an effective date beginning April 1, 2002. Management has performed an evaluation of the effects of the final guidance and determined there will be no impact to NE LP's and the Partnerships' financial statements.

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a gain of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships for the twelve months ended December 31, 2001.

Accumulated other comprehensive income is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at March 31, 2002 is approximately $6.2 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2002, all of which are expected to be reclassified into earnings within the next twelve months. NE LP and the Partnerships reclassified a net gain of approximately $122 thousand into earnings from accumulated other comprehensive income for the three months ended March 31, 2002. The effective portion of the net gain/loss on cash flow hedges (excluding the cumulative effect adjustment) included within other comprehensive income was a net gain of approximately $7.1 million and a net loss of approximately $873 thousand for the three months ended March 31, 2002 and 2001, respectively.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $7.2 million and $3.5 million for the periods ended March 31, 2002 and 2001, respectively.

	Three Months Ended March 31,

	2002	2001

	(Thousands of Dollars)

NE LP	$22,581	$6,653
The Partnerships	$27,129	$11,201

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2001 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP and the Partnerships - Net income increased for the three months ended March 31, 2002 primarily due to higher revenues and net unrealized mark-to-market gains on derivatives, partly offset by increased fuel costs.

Revenues for the three months ended March 31, 2002 improved primarily as a result of increased electricity sales prices. Revenues for the three months ended March 31, 2002 and 2001 were comprised of $101.3 million and $91.3 million of power sales to utilities and $1.1 million and $1.2 million of steam sales, respectively. Power sales to utilities for the three months ended March 31, 2002 and 2001 reflect changes in utility energy bank balances of $7.1 million and $6.0 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the three months ended March 31, 2002 increased primarily as a result of unfavorable swap and option settlements. These fuel costs for the three months ended March 31, 2002 and 2001, were partly offset by $5.2 million of deferred credit amortization for fuel contracts. Operations and maintenance expenses for the three months ended March 31, 2002 decreased primarily due to lower repair and maintenance costs.

In December 2001, the Financial Accounting Standards Board released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133, with an effective date beginning April 1, 2002. Management has performed an evaluation of the effects of the final guidance and determined there will be no impact to NE LP's and the Partnerships' financial statements.

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. In addition, for the three months ended March 31, 2002 and 2001, NE LP and the Partnerships recorded net unrealized mark-to-market gains/(losses) of $3.5 million and ($18.1) million respectively, representing the net change in fair value of derivative instruments.

Each of NE LP and the Partnerships make scheduled interest and/or principal payments on their outstanding debt. Each are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on the securities payable.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2002 and 2001 as a result of decreasing principal balances on the securities payable.

Liquidity and Capital Resources

NE LP and the Partnerships - Net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2002 decreased over the three months ended March 31, 2001 by $25.4 million and $25.5 million, respectively. This decrease is primarily due to timing of cash receipts under certain agreements.

Market Risk Sensitivity

The fair value of derivative instruments on March 31, 2002 was a positive $6.3 million for NE LP and the Partnerships. The effect of a hypothetical 40% decrease in natural gas prices would be to change the fair value of these instruments to a negative $9.9 million for NE LP and the Partnerships.

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

Date: May 15, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)