Form 10-Q
period 2002-06-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP; NORTH JERSEY ENERGY ASSOCIATES
filed 2002-08-14
CIK 1059025, 1059027, 934667, 934665, 934666

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 31, 2002, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of July 31, 2002, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

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

Some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements, include:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC) with respect to, but not limited to, acquisition, disposal, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and are operated as Qualifying Facilities (QFs) under PURPA and the regulations promulgated thereunder by the FERC. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the Partnerships sell steam under long-term sales agreements to two unrelated third parties for use in gas and chemical processing facilities to maintain their QF status. The Partnerships are dependent upon the on-going operations of these facilities. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement and one power purchaser to terminate its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount or timing of revenues to be received from the merchant markets in the future is uncertain.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines, pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge its assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair its future financial results.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•	The registrants ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by recent national events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under the debt agreements that will limit the ability to borrow additional funds.

•

All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants. Following any default by the Partnerships, security is limited to the owners' economic interests in the Partnerships. The owners have no meaningful revenues other than the distributions they receive from the Partnerships. In the event of default, the ability of the owners to satisfy any obligations will be limited to amounts payable by the Partnerships as distributions.

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$73,130	$45,003
Accounts receivable	44,604	33,808
Due from related party	2,108	1,757
Spare parts inventories	9,548	10,787
Fuel inventories	8,566	7,132
Prepaid expenses and other current assets	3,975	188

Total current assets	141,931	98,675

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $2,756 and $2,443, respectively)	4,204	4,517
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $98,364 and $87,190, respectively)	424,102	433,518
Power purchase agreements (net of accumulated amortization of $232,193 and $205,538, respectively)	656,563	683,218
Other assets	95	96

Total non-current assets	1,084,964	1,121,349

TOTAL ASSETS	$1,226,895	$1,220,024

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$34,597	$22,688
Current portion of notes payable - the Acquisition Corp.	13,200	8,800
Accounts payable	16,293	15,371
Accrued interest payable - the Funding Corp. and the Acquisition Corp.	27,746	-
Due to related parties	6,244	4,035
Other accrued expenses	16,089	19,708

Total current liabilities	114,169	70,602

Non-current liabilities:
Deferred credit - fuel contracts	240,465	250,889
Notes payable - the Funding Corp.	364,123	376,032
Notes payable - the Acquisition Corp.	206,800	211,200
Energy bank and other liabilities	146,435	153,010
Lease payable	929	929

Total non-current liabilities	958,752	992,060

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	2,871	3,029
Limited partners	147,690	155,413
Accumulated other comprehensive income (loss)	3,413	(1,080)

Total partners' equity	153,974	157,362

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,226,895	$1,220,024

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

REVENUES	$90,547	$77,449	$192,944	$169,998

COSTS AND EXPENSES:
Fuel	40,745	39,838	89,507	86,180
Operations and maintenance	3,499	3,345	6,520	6,975
Depreciation and amortization	18,915	18,873	37,829	37,746
General and administrative	2,478	2,624	4,800	4,988

Total costs and expenses	65,637	64,680	138,656	135,889

OPERATING INCOME	24,910	12,769	54,288	34,109

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	157	161	313	318
Interest expense	17,337	18,634	34,857	37,240
Interest income	(223)	(962)	(401)	(1,383)
Change in fair value of derivatives	(17)	2,017	(3,478)	20,098

Total other expense - net	17,254	19,850	31,291	56,273

Income (loss) before cumulative effect of a change in accounting principle	7,656	(7,081)	22,997	(22,164)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	-	18,268

NET INCOME (LOSS)	$7,656	$(7,081)	$22,997	$(3,896)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$60,762	$52,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,757)	(1,197)

Net cash used in investing activities	(1,757)	(1,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(30,878)	(18,672)

Net cash used in financing activities	(30,878)	(18,672)

Net increase in cash and cash equivalents	28,127	32,840
Cash and cash equivalents at beginning of period	45,003	35,360

Cash and cash equivalents at end of period	$73,130	$68,200

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

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$58,864	$43,969
Accounts receivable	44,604	33,808
Due from related party	2,108	1,757
Spare parts inventories	9,548	10,787
Fuel inventories	8,566	7,132
Prepaid expenses and other current assets	3,963	176

Total current assets	127,653	97,629

Non-current assets:
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $98,364 and $87,190, respectively)	424,102	433,518
Power purchase agreements (net of accumulated amortization of $232,193 and $205,538, respectively)	656,563	683,218
Other assets	95	96

Total non-current assets	1,080,760	1,116,832

TOTAL ASSETS	$1,208,413	$1,214,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$34,597	$22,688
Accounts payable	16,293	15,371
Accrued interest payable - the Funding Corp.	18,957	-
Due to related parties	6,106	4,035
Other accrued expenses	16,089	19,570

Total current liabilities	92,042	61,664

Non-current liabilities:
Deferred credit - fuel contracts	240,465	250,889
Notes payable - the Funding Corp.	364,123	376,032
Energy bank and other liabilities	146,435	153,010
Lease payable	929	929

Total non-current liabilities	751,952	780,860

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	3,613	3,731
Limited partners	357,393	369,286
Accumulated other comprehensive income (loss)	3,413	(1,080)

Total partners' equity	364,419	371,937

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,208,413	$1,214,461

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

REVENUES	$90,547	$77,449	$192,944	$169,998

COSTS AND EXPENSES:
Fuel	40,745	39,838	89,507	86,180
Operations and maintenance	3,499	3,345	6,520	6,975
Depreciation and amortization	18,915	18,873	37,829	37,746
General and administrative	2,478	2,624	4,800	4,988

Total costs and expenses	65,637	64,680	138,656	135,889

OPERATING INCOME	24,910	12,769	54,288	34,109

OTHER EXPENSE (INCOME):
Interest expense	12,943	14,239	26,068	28,460
Interest income	(182)	(839)	(357)	(1,266)
Change in fair value of derivatives	(17)	2,017	(3,478)	20,098

Total other expense - net	12,744	15,417	22,233	47,292

Income (loss) before cumulative effect of a change in accounting principle	12,166	(2,648)	32,055	(13,183)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	-	18,268

NET INCOME (LOSS)	$12,166	$(2,648)	$32,055	$5,085

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$60,719	$61,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,757)	(1,197)

Net cash used in investing activities	(1,757)	(1,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(44,067)	(27,425)

Net cash used in financing activities	(44,067)	(27,425)

Net increase in cash and cash equivalents	14,895	32,795
Cash and cash equivalents at beginning of period	43,969	34,471

Cash and cash equivalents at end of period	$58,864	$67,266

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	18,957	-
Current portion of notes receivable from the Partnerships	34,597	22,688

Total current assets	53,555	22,689

Notes receivable from the Partnerships	364,123	376,032

TOTAL ASSETS	$417,678	$398,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$34,597	$22,688
Accrued interest	18,957	-

Total current liabilities	53,554	22,688

Debt securities payable	364,123	376,032

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$417,678	$398,721

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income	$9,478	$9,940	$18,957	$19,880
Interest expense	(9,478)	(9,940)	(18,957)	(19,880)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Interest receivable from NE LP	$8,789	$-
Current portion of note receivable from NE LP	13,200	8,800

Total current assets	21,989	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	206,800	211,200

Total non-current assets	206,952	211,352

TOTAL ASSETS	$228,941	$220,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$13,200	$8,800
Income taxes payable	20	19
Accrued interest	8,789	-

Total current liabilities	22,009	8,819

Non-current liabilities:
Deferred credit - interest rate hedge	92	98
Debt securities payable	206,800	211,200

Total non-current liabilities	206,892	211,298

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	40	35

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$228,941	$220,152

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income	$4,394	$4,394	$8,789	$8,789
Interest expense	(4,391)	(4,391)	(8,782)	(8,782)

Income before income taxes	3	3	7	7
Income tax expense	(1)	(1)	(2)	(2)

NET INCOME	$2	$2	$5	$5

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2001 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation. The Funding Corp. and the Acquisition Corp. had no cash transactions for the six months ended June 30, 2002 and 2001 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2001	$1,325	$131,237	$132,562	$2,406	$238,049	$240,455	$3,731	$369,286	$373,017	(a)
Balances, June 30, 2002	$1,241	$122,991	$124,232	$2,372	$234,402	$236,774	$3,613	$357,393	$361,006	(b)

(a)	Exclusive of accumulated other comprehensive loss of $(1,080).
(b)	Exclusive of accumulated other comprehensive income of $3,413.

2. Accounting for Derivative Instruments and Hedging Activities

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in an unrealized gain of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships for the twelve months ended December 31, 2001.

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income is approximately $3.4 million as of June 30, 2002 of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2002, all of which is expected to be realized and reclassified into earnings within the next twelve months. NE LP and the Partnerships realized and reclassified a net gain of approximately $2.3 million and $2.2 million into earnings from accumulated other comprehensive income for the three and six months ended June 30, 2002, respectively.

The effective portion of the net loss on cash flow hedges (excluding the cumulative effect adjustment) included within other comprehensive income was a net loss of approximately $0.4 million and a net loss of approximately $3.5 million for the three months ended June 30, 2002 and 2001, respectively. The effective portion of the net gain (loss) on cash flow hedges (excluding the cumulative effect adjustment) included within other comprehensive income (loss) was a net gain of approximately $6.7 million and a net loss of approximately $4.4 million for the six months ended June 30, 2002 and 2001, respectively.

3. Comprehensive Income (Loss)

Comprehensive income (loss) below includes net income and net unrealized losses on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(2.7) million and $(4.5) million for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income (loss) below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $4.5 million and $(1.0) million for the six months ended June 30, 2002 and 2001, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Thousands of Dollars)

NE LP	$4,909	$(11,567)	$27,490	$(4,913)
The Partnerships	$9,419	$(7,134)	$36,548	$4,068

4. Commitments and Contingencies

NE LP AND THE PARTNERSHIPS June 30, 2002 (Thousands of Dollars)

	2002	2003-4	2005-6	2007 and Thereafter	Total

CONTRACTUAL OBLIGATIONS

Operating leases	$120	$510	$558	$1,692	$2,880
Other long-term obligations:
Energy bank liability	-	-	-	124,511	124,511
Administrative agreement	300	1,200	1,200	6,600	9,300
O&M agreement	375	1,500	1,500	6,750	10,125
Fuel management agreement	225	900	900	7,200	9,225

Total contractual obligations	$1,020	$4,110	$4,158	$146,753	$156,041

5. Energy Bank Balances

Two of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment upon termination. NEA is confident in its interpretation of the contract and related accounting treatment.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the condensed consolidated financial statements of NE LP and subsidiaries and condensed combined financial statements of NEA and NJEA. Net income included in the Condensed Consolidated Statements of Operations of NE LP and subsidiaries and Condensed Combined Statements of Operations of NEA and NJEA would be increased (reduced) by approximately $(0.6) million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $(1.2) million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to June 30, 2002 would be approximately $4.3 million. As of June 30, 2002, the Partnerships' books reflect a balance of approximately $23.1 million with respect to this power purchase agreement, while the power purchaser indicates an energy bank balance of approximately $27.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2001 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP and the Partnerships - Net income increased for the three and six months ended June 30, 2002 primarily due to higher revenues, net unrealized mark-to-market gains on derivatives and lower interest expense, partly offset by increased fuel costs.

Revenues for the three months ended June 30, 2002 improved primarily as a result of increased production due to a planned outage at the Bellingham facility in 2001. Revenues for the three months ended June 30, 2002 and 2001 were comprised of $89.6 million and $76.6 million of power sales to utilities and $0.9 million and $0.8 million of steam sales, respectively. Power sales to utilities for the three months ended June 30, 2002 and 2001 reflect changes in utility energy bank balances of $6.6 million and $5.1 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the three months ended June 30, 2002 increased primarily as a result of the increased quantity of gas required to fuel the facilities as a result of increased production due to a planned outage at the Bellingham facility in 2001. Fuel costs for the three months ended June 30, 2002 and 2001, were partly offset by $5.2 million of deferred credit amortization for fuel contracts.

Revenues for the six months ended June 30, 2002 improved primarily as a result of increased production due to a planned outage at the Bellingham facility in 2001 and higher electricity sales prices. Revenues for the six months ended June 30, 2002 and 2001 were comprised of $190.9 million and $168.0 million of power sales to utilities and $2.0 million and $2.0 million of steam sales, respectively. Power sales to utilities for the six months ended June 30, 2002 and 2001 reflect changes in utility energy bank balances of $13.7 million and $11.0 million, respectively. The changes in the energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the six months ended June 30, 2002 increased primarily as a result of the increased quantity of gas required to fuel the facilities as a result of increased production due to a planned outage at the Bellingham facility in 2001. Fuel costs for the six months ended June 30, 2002 and 2001 were partly offset by $10.4 million of deferred credit amortization for fuel contracts.

Each of NE LP and the Partnerships make scheduled principal and interest or interest only payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest or interest only payments on June 30 and December 30. Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on the securities payable. NE LP's and the Partnerships' principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

For the three months ended June 30, 2002 and 2001, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $17 thousand and $(2.0) million, respectively, representing the net change in fair value of derivative instruments. For the six months ended June 30, 2002 and 2001, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $3.5 million and $(20.1) million, respectively, representing the net change in fair value of derivative instruments.

Two of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment upon termination. NEA is confident in its interpretation of the contract and related accounting treatment.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the condensed consolidated financial statements of NE LP and subsidiaries and condensed combined financial statements of NEA and NJEA. Net income included in the Condensed Consolidated Statements of Operations of NE LP and subsidiaries and Condensed Combined Statements of Operations of NEA and NJEA would be increased (reduced) by approximately $(0.6) million and $1.2 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $(1.2) million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to June 30, 2002 would be approximately $4.3 million. As of June 30, 2002, the Partnerships' books reflect a balance of approximately $23.1 million while with respect to this power purchase agreement, the power purchaser indicates an energy bank balance of approximately $27.4 million.

The Partnerships have long-term gas supply contracts with third parties for approximately 80% of the fuel requirements of the facilities. On August 9, 2002, NJEA entered into an agreement with one of its suppliers that would allow for the termination of an existing gas supply contract (Existing Contract) upon satisfaction of certain conditions precedent to termination including, but not limited to, satisfaction of the relevant provisions of bond indentures and payment of a termination fee by NJEA. These conditions must be satisfied on or prior to March 31, 2003. The Existing Contract provides approximately 18% of the fuel requirements of the facilities. If the Existing Contract is terminated, the Partnerships' management intends to enter into replacement long-term gas supply contracts with related parties.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2002 and 2001 as a result of decreasing principal balances on the securities payable. The Funding Corp. and the Acquisition Corp.'s principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 were primarily due to timing of cash receipts under certain agreements. Cash distributions to partners for both the three and six months ended June 30, 2002 and 2001 for NE LP were $30.9 million and $18.7 million, respectively. Cash distributions to partners for both the three and six months ended June 30, 2002 and 2001 for the Partnerships were $44.1 million and $27.4 million, respectively. This increase is due to an increase in cash provided by operating activities, primarily caused by higher revenues.

NE LP and the Partnerships' commitments at June 30, 2002 are shown in Note 4 - Commitments and Contingencies.
Market Risk Sensitivity

The fair value of derivative instruments on June 30, 2002 was a positive $3.6 million for NE LP and the Partnerships. The effect of a hypothetical 40% decrease in natural gas prices would be to change the fair value of these instruments to a negative $5.8 million for NE LP and the Partnerships.

New Accounting Rules

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair market value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Management is in process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect on the Partnerships' financial statements. The Partnerships will be required to adopt FAS 143 beginning in 2003.

In December 2001, the FASB released final guidance regarding when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133, with an effective date beginning April 1, 2002. Management performed an evaluation of the effects of the final guidance and determined there was no impact to NE LP's and the Partnerships' financial statements.

PART II - OTHER INFORMATION
Item 5. Other Information
Reference is made to Item 1. Business - Partnerships' Operations in the 2001 Form 10-K for the registrants.

For information regarding dependence on ProGas Limited of Alberta, Canada (ProGas) (a third party used for supplying natural gas that fuels the Partnerships' facilities), see Item 2. Management's Discussion.

For information regarding energy bank balances, see Note 5.
Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

	10(a)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
	99(a)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	99(b)	Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	99(c)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	99(d)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
99(e)

Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of Northeast Energy Associates, A Limited Partnership

99(f)

Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of Northeast Energy Associates, A Limited Partnership

99(g)

Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of North Jersey Energy Associates, A Limited Partnership

99(h)

Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of North Jersey Energy Associates, A Limited Partnership

	99(i)	Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of Northeast Energy, LP
	99(j)	Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of Northeast Energy, LP

(b)	Reports on Form 8-K - None

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

Date: August 14, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)