Form 10-Q/A
period 2002-06-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2002-08-16
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A (Amendment No. 1)

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

This combined Form 10-Q/A represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, a limited partnership, North Jersey Energy Associates, a limited partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP (all five entities collectively, the registrants). Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.

Explanatory Note

The registrants hereby amend Exhibit 99(j) contained in the registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 to include the correct exhibit. No other changes are hereby made to the registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 as previously filed.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

*	10(a)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
*	99(a)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
*	99(b)	Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
*	99(c)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
*	99(d)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
*	99(e)

Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of Northeast Energy Associates, A Limited Partnership

*	99(f)

Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of Northeast Energy Associates, A Limited Partnership

*	99(g)

Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of North Jersey Energy Associates, A Limited Partnership

*	99(h)

Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of North Jersey Energy Associates, A Limited Partnership

*	99(i)	Section 906 Certification of President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer) as Administrative General Partner of Northeast Energy, LP
	99(j)	Section 906 Certification of Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer) as Administrative General Partner of Northeast Energy, LP

(b)	Reports on Form 8-K - None
*Previously filed with registrants' Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

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

Date: August 15, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)