Form 10-K
period 2002-12-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP
filed 2003-03-31
CIK 1059025, 1059027, 934666, 934667, 934665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Organization, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: 9.32% Senior Secured Bonds due 2007, Series A 9.77% Senior Secured Bonds due 2010, Series A 7.99% Secured Bonds due 2011, Series B

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes [ ] No [X]

As of February 28, 2003, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of February 28, 2003, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

DEFINITIONS
Acronyms and defined terms used in the text include the following:

Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FAS	Statement of Financial Accounting Standards No.
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPLE Operating Services	FPL Energy Operating Services, Inc.
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC	Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England power pool
New England Power	New England Power Company
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with Tractebel GP and Tractebel LP
Partnerships	NEA together with NJEA
PJM	Pennsylvania-New Jersey-Maryland power pool
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
Rule 144A	Rule 144A promulgated under the Act
Tractebel	Tractebel, Inc.
Tractebel GP	Tractebel Northeast Generation GP, Inc.
Tractebel LP	Tractebel Associates Northeast LP, Inc.
Tractebel Power	Tractebel Power, Inc.
Trustee	State Street Bank and Trust Company, a Massachusetts banking corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Reform Act, Funding Corp., NEA and NJEA (collectively, the Partnerships), Acquisition Corp. and NE LP (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

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

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the PURPA, changing governmental policies and regulatory actions, including those of the FERC, with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and are operated as QFs under PURPA and the regulations promulgated thereunder by the FERC. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the Partnerships sell steam under long-term sales agreements to two unrelated third parties for use in gas and chemical processing facilities to maintain their QF status. The Partnerships are dependent upon the on-going operations of these facilities. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement and one power purchaser to terminate its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations can be affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S. and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as registrant-specific events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under their debt agreements that will limit the ability to borrow additional funds.

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

In connection with the acquisitions of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, Tractebel Power and Broad Street from IEC. This entity was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for publicly-issued debt.

On November 13, 1997, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and Tractebel Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for publicly-issued debt. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected to be made from distributions from the Partnerships.

None of the registrants or the Partners have any employees.

Partnerships' Operations. The Partnerships operate in the independent power industry. In the United States, rate-regulated electric utilities have been the dominant producers and suppliers of electric energy since the early 1900s. In 1978, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. The Partnerships were created as a result of the PURPA legislation.

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

NEA and NJEA sell substantially all of their output to regulated utilities under power purchase agreements as follows:

Power Purchaser	MW	% of Capacity	Power Purchase Agreement Expiration

NEA:
Boston Edison	135	45%	September 15, 2016
Boston Edison	84	28	September 15, 2011
Commonwealth	25	8	September 15, 2016
Commonwealth	21	7	September 15, 2016
New England Power	25	8	September 15, 2021

NEA Total	290	96%
NJEA:
JCP&L	250	83%	August 13, 2011

The remainder of the net electrical energy produced by the Partnerships is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing subsidiary. The power purchase agreements provide for substantially continuous delivery of base load power.

Two of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed in Note 3 - Energy Bank Balances, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

To meet the FERC regulations for a qualifying facility, both NEA and NJEA sell at least 5% of the thermal energy produced to unrelated third parties. NEA sells steam to a third party which leases a carbon dioxide facility owned by NEA and located on NEA's property. NJEA sells steam to a third party adjacent to the NJEA facility.

In 2002, one of the Partnerships terminated a long-term gas supply agreement effective December 31, 2002 and entered into new replacement long-term gas supply agreements with Tractebel Energy Marketing, Inc. (TEMI) and FPL Energy Power Marketing, Inc. (PMI), respectively, each of which are related to NE LP. These two new agreements, which became effective January 1, 2003, provide the partnership with the same combined quantity of natural gas and with pricing that is more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of TEMI and PMI have guaranteed certain of their respective obligations under the replacement long-term gas supply agreements.

The Partnerships will continue to receive approximately 80% of the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements, including agreements with ProGas and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Certain price escalators under the long-term gas supply agreements are intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with FPL Energy's power marketing subsidiary.

FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, provides O&M services for the Partnerships. See Management's Discussion - Results of Operations.

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

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, and other environmental matters. Compliance with these laws and regulations could increase the cost of operating the facilities by requiring, among other things, changes in the design and operation of these facilities. During 2002 and 2001, the registrants spent $0 and $0.3 million, respectively, on capital additions necessary to comply with environmental laws and regulations and do not anticipate incurring such costs in 2003.

Competition. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

The Partnerships operate in two power pools. NEA operates in NEPOOL and NJEA operates in PJM, each of which has an independent system operator that manages the wholesale electricity market and the transmission of electricity. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM regarding electric industry deregulation initiatives.

Item 2. Properties As of December 31, 2002, the Partnerships had the following properties:

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

Item 3. Legal Proceedings

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on the power purchase agreement with Montaup in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank balance represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser, New England Power Company, successor to Montaup (NEP), has disputed this position. NEP contends that the energy bank balance is being adjusted monthly and could require a significant payment by NEA upon termination.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the consolidated financial statements of NE LP and its subsidiaries and combined financial statements of NEA and NJEA. Net income included in the Consolidated Statements of Operations of NE LP and its subsidiaries and Combined Statements of Operations of NEA and NJEA would be reduced by approximately $4.4 million and $3.1 million for the years ended December 31, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to December 31, 2002 would be approximately $7.5 million. As of December 31, 2002, the Partnerships' books reflect an energy balance of approximately $22.5 million with respect to this power purchase agreement, while the power purchaser indicates an energy bank balance of approximately $30.0 million.

On October 31, 2002, NEP filed a demand for arbitration with the American Arbitration Association in this matter. The site of the arbitration will be Boston, Massachusetts. NEP contends that NEA is incorrectly calculating the energy bank balance, that the balance is increasing and not decreasing, and that the energy bank balance is a debt owed by NEA to NEP, adjusted monthly, and that interest is accrued on the balance. NEP is seeking declarations that it's calculation of the energy bank is correct, and that upon expiration or termination of the power purchase agreement, any positive balance be paid to NEP. NEP is also seeking a determination of the balance of the energy bank, and payment by NEA of attorneys' fees and expenses.

Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

This item is not applicable for the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2002	2001	2000	1999	1998

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$390,511	$364,398	$337,579	$336,299		$302,693
Net income	$98,139	$16,703	$19,636	$33,303		$14,098
Total assets	$1,162,882	$1,220,024	$1,282,309	$1,345,858		$1,410,343
Long-term debt, excluding current maturities	$554,614	$587,232	$618,720	$638,880		$665,213
Energy bank and other liabilities	$146,868	$157,919	$162,908	$169,037		$173,508
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$390,511	$364,398	$337,579	$336,299	$	(a)(b)
Net income	$116,099	$34,755	$37,716	$51,329	$	(a)(b)
Total assets	$1,158,039	$1,214,461	$1,276,271	$1,339,102		$1,403,045
Long-term debt, excluding current maturities	$352,214	$376,032	$398,720	$418,880		$445,213
Energy bank and other liabilities	$146,716	$157,767	$162,756	$168,885		$173,356
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-		$-
Net income	$-	$-	$-	$-		$-
Total assets	$376,033	$398,721	$418,881	$445,214		$468,725
Long-term debt, excluding current maturities	$352,214	$376,032	$398,720	$418,880		$445,213
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-		$-
Net income	$9	$9	$9	$9		$8
Total assets	$211,352	$220,152	$220,152	$220,152		$220,152
Long-term debt, excluding current maturities	$202,400	$211,200	$220,000	$220,000		$220,000

(a)	On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from IEC resulting in a new basis of accounting by the Partnerships.
(b)	Split period

	1/1/98 - 1/13/98	1/14/98 - 12/31/98

Operating revenues	$13,109	$302,693
Net income	$2,909	$30,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events.

Critical accounting policies and estimates, which are important to the portrayal of both the registrants' financial condition and results of operations and which require complex, subjective judgments, are as follows:

Accounting for Derivatives and Hedging Activities - On January 1, 2001, NE LP and the Partnerships adopted FAS 133, "Accounting for Derivatives and Hedging Activities," as amended by FAS 137 and FAS 138 (collectively, FAS 133). NE LP and the Partnerships use derivative instruments (primarily swaps and options) to manage the commodity price risk inherent in fuel purchases as described in Note 2 - Accounting for Derivative Instruments and Hedging Activities and Note 6 - Financial Instruments. These accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

FAS 133 requires that derivative instruments be recorded on the balance sheet at fair value. Changes in the derivatives' fair values are recognized currently in earnings (in change in fair value of derivatives) unless hedge accounting is applied. While substantially all of NE LP and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. For those transactions for which hedge accounting can be applied, much of the effects of changes in fair value are reflected in other comprehensive income (a component of partners' equity) rather than being recognized in current earnings. Settlement gains and losses are recorded in fuel expense.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, the standard and supplemental guidance does not provide specific guidance on all contract issues that NE LP and the Partnerships have faced during the past two years. As a result, significant judgment must be used in applying FAS 133 and its interpretations. The interpretation of FAS 133 continues to evolve. One possible result of changes in interpretations could be that certain contracts would have to be recorded on the balance sheets at fair value, with changes in fair value recorded in the income statements. See Note 6.

Energy Bank Balances - Two of the power purchase agreements required the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank balance represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment by NEA upon termination. On October 31, 2002, the power purchaser filed a demand for arbitration with the American Arbitration Association in this matter. Based upon advice from legal counsel, NEA is confident in its interpretation of the contract and related accounting treatment (see Note 3 - Energy Bank Balances).

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships recorded major maintenance expense of $4.7 million, $7.3 million and $4.8 million, respectively. At December 31, 2002 and 2001, the Partnerships had $9.1 million and $11.8 million of accrued major maintenance expense, respectively.

Results of Operations

NE LP for the years ended December 31, 2002 and 2001 - NE LP's net income increased in 2002 primarily due to a gain on restructuring of contracts, higher revenues, net unrealized mark-to-market gains on derivatives and lower interest expense, partially offset by higher fuel costs.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings, NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by it's partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

During 2002, one of the Partnerships entered into two new long-term gas supply agreements with PMI and TEMI which became effective January 1, 2003. These new agreements will provide the partnership with the same combined quantity of natural gas and with pricing that is more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of the suppliers have guaranteed certain of their respective obligations under its new long-term gas supply agreements.

NEA terminated all agreements with its steam sales user and lessee in 2002 and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $0.1 million per month during the winter months as defined in the agreement and $0.2 million per month during the summer months as defined in the agreement. NEA is selling a portion of the steam at a minimum charge of $0.1 million during the winter months (as defined) and $0.2 million during the summer months (as defined). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the agreement.

Revenues for the year ended December 31, 2002 improved primarily as a result of increased electricity sales prices. Revenues in 2002 were comprised of $386.6 million of power sales to utilities and $3.9 million of steam sales. In 2001, revenues were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $25.6 million and $23.1 million in 2002 and 2001, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. See Note 3 - Energy Bank Balances for information regarding an arbitration proceeding relating to energy bank balances.

Fuel expense increased primarily as a result of increased prices of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2002 and 2001 by $20.8 million of deferred credit amortization for fuel contracts.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2002 and 2001 as a result of decreasing principal balances on its outstanding debt.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. NE LP does not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

NE LP for the years ended December 31, 2001 and 2000 - NE LP's net income declined in 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by higher revenues and lower interest expense from decreasing principal balances on the outstanding debt and energy bank and other liabilities. As a result of FAS 133, earnings of NE LP and the Partnerships' were negatively affected by $3.3 million for the year ended December 31, 2001. For additional information regarding FAS 133, see Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Revenues for the year ended December 31, 2001 improved primarily as a result of increased electricity sales prices. Revenues in 2001 were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. In 2000, revenues were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $23.1 million and $23.7 million in 2001 and 2000, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. See Note 3 - Energy Bank Balances for information regarding an arbitration proceeding relating to energy bank balances.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2001 and 2000 by $20.8 million of deferred credit amortization for fuel contracts.

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

The Partnerships for the years ended December 31, 2002 and 2001 - The Partnerships' net income increased in 2002 primarily due to the gain on restructuring of contracts, higher revenues, net unrealized mark-to-market gains on derivatives and lower interest expense, partially offset by higher fuel costs.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings, NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by its partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

One of the Partnerships entered into two new long-term gas supply agreements which became effective January 1, 2003. These new agreements will provide the partnership with the same combined quantity of natural gas and with pricing that is more favorable to it than the agreement previously in effect. Before restructuring, the prior agreement provided the Partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of the suppliers have guaranteed certain of their respective obligations under the new long-term gas supply agreements.

Revenues for the year ended December 31, 2002 improved primarily as a result of increased electricity sales prices. Revenues in 2002 were comprised of $386.6 million of power sales to utilities and $3.9 million of steam sales. In 2001, revenues were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank and deferred revenue balances of $25.6 million and $23.1 million in 2002 and 2001, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. See Note 3 - Energy Bank Balances for information regarding an arbitration proceeding related to energy bank balances.

Fuel expense increased primarily as a result of increased prices of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2002 and 2001 by $20.8 million of deferred credit amortization for fuel contracts.

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2002 and 2001 as a result of decreasing principal balances on their outstanding debt.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. The Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

The Partnerships for the years ended December 31, 2001 and 2000 - The Partnerships' net income declined in 2001 primarily due to increased fuel costs and the adoption of FAS 133, partly offset by higher revenues and lower interest expense from decreasing principal balances on outstanding debt and energy bank and other liabilities. As a result of FAS 133, earnings of the Partnerships were negatively affected by $3.3 million for the year ended December 31, 2001. For additional information regarding FAS 133, see Note 2 - Accounting for Derivative Instruments and Hedging Activities.

Revenues for the year ended December 31, 2001 improved primarily as a result of increased electricity sales prices. Revenues in 2001 were comprised of $360.6 million of power sales to utilities and $3.8 million of steam sales. In 2000, revenues were comprised of $333.4 million of power sales to utilities and $4.2 million of steam sales. Power sales to utilities reflect a decrease in utility energy bank balances of $23.1 million and $23.7 million in 2001 and 2000, respectively. The decrease in energy bank balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements. See Note 3 - Energy Bank Balances for information regarding an arbitration proceeding relating to energy bank balances.

Fuel expense increased primarily as a result of the increased price of natural gas required to fuel the facilities. These fuel costs were partly offset in each of 2001 and 2000 by $20.8 million of deferred credit amortization for fuel contracts.

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

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2002 and 2001 as a result of decreasing principal balances on its outstanding debt. Interest expense for the Acquisition Corp. decreased in 2002 due to decreasing principal balances on its outstanding debt.

Subsequent Event - In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility. This modification is effective as of August 14, 2002 with the rate being adjusted annually on August 14th of each year. Since August 14, 2002, the New Jersey utility had been paying for power under the rate that was in effect prior to the modification and in March 2003 the utility paid $9.2 million to NJEA representing the additional amount owed to NJEA using the agreed upon index. Payments for power delivered beginning February 1, 2003 through the end of the term of the power purchase agreement will be made using the agreed upon index. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

New Accounting Rules

Accounting for Asset Retirement Obligations - Beginning in 2003, the registrants will be required to adopt FAS 143, "Accounting for Asset Retirement Obligations." See Note 2 - Accounting for Asset Retirement Obligations.

Guarantees - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." See Note 2 - Guarantees.

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." See Note 2 - Variable Interest Entities (VIEs).
Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities for these services approximate $3.1 million annually. For additional information see Note 5.

Effective January 2003 one of the Partnerships will receive fuel pursuant to fuel supply agreements with entities related to FPL Energy and Tractebel. For additional information see Note 3.
Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2002 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $348.5 million in principal and interest through 2007, including $59.1 million in 2003. It is anticipated that cash requirements for principal and interest payments in 2003 will be satisfied with operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

Letters of credit were established to satisfy requirements in certain power purchase agreements. These letters of credit can be drawn upon in the event of default under one such agreement, or a termination of the other such agreement at a time when the energy bank balance is positive. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2002 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $485.9 million in principal and interest through 2007, including $84.6 million in 2003. It is anticipated that cash requirements for principal and interest payments in 2003 will be satisfied with operational cash flow. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

Letters of credit were established to satisfy requirements in certain power purchase agreements. These letters of credit can be drawn upon in the event of default under one such agreement, or a termination of the other such agreement at a time when the energy bank balance is positive. See Note 7 to Consolidated and Combined Financial Statements - Energy Bank and Loan Collateral.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2002 were as follows:

NE LP AND THE PARTNERSHIPS December 31, 2002 (Thousands of Dollars)

	2003	2004 - 05	2006 - 07	Thereafter	Total

CONTRACTUAL OBLIGATIONS

Long-term debt	$32,618	$91,513	$141,861	$321,240	$587,232
Operating leases	249	534	582	1,395	2,760
Other long-term obligations:
Energy bank liability	-	-	-	142,268	142,268
Administrative agreement	600	1,200	1,200	6,000	9,000
O&M agreement	1,500	3,000	3,000	12,000	19,500
Fuel management agreement	900	1,800	1,800	13,500	18,000

Total contractual obligations	$35,867	$98,047	$148,443	$496,403	$778,760

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest rate risk - The fair value of NE LP's and the Partnerships' long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2002

	Carrying Value	Estimated Fair Value		Hypothetical Increased Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of NE LP / Acquisition Corp.	$211,200	$190,080	(a)	$196,236
Long-term debt of Partnerships / Funding Corp.	$376,032	$357,558	(a)	$370,584

(a)	Based on the bid price of the bonds as of December 31, 2002.

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

The registrants use a value-at-risk (VaR) model to measure market risk in its mark-to-market portfolio. The VaR is the estimated loss based on a one-day holding period at a 95% confidence level using an historical simulation methodology. As of December 31, 2002 and 2001, the VaR figures for hedges in Accumulated Other Comprehensive Income (Loss) (in thousands) are as follows:

December 31, 2001	$1,104
December 31, 2002	$1,196
Average for the period ended December 31, 2002	$1,747

Item 8. Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002, and the combined balance sheets of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2002 and 2001, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the respective Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated or combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership, as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated and combined financial statements, in 2001 the Partnerships changed their method of accounting for derivative instruments to conform to Statement of Financial Accounting Standards No. 133.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2003

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$45,878	$45,003
Accounts receivable	42,632	33,808
Due from related party	1,623	1,757
Spare parts inventories	9,735	10,787
Fuel inventories	7,832	7,132
Prepaid expenses and other current assets	7,900	188

Total current assets	115,600	98,675

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $3,067 and $2,443, respectively)	3,893	4,517
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $108,583 and $87,190, respectively)	410,509	428,878
Power purchase agreements (net of accumulated amortization of $260,595 and $205,538, respectively)	628,161	683,218
Other assets	7	24

Total non-current assets	1,047,282	1,121,349

TOTAL ASSETS	$1,162,882	$1,220,024

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,818	$22,688
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Accounts payable	16,689	15,371
Due to related parties	7,425	4,035
Other accrued expenses	8,495	14,799

Total current liabilities	65,227	65,693

Non-current liabilities:
Deferred credit - fuel contracts	161,039	250,889
Notes payable - the Funding Corp.	352,214	376,032
Note payable - the Acquisition Corp.	202,400	211,200
Energy bank and other liabilities	146,868	157,919
Lease payable	878	929

Total non-current liabilities	863,399	996,969

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,482	3,029
Limited partners	226,571	155,413
Accumulated other comprehensive income (loss)	3,203	(1,080)

Total partners' equity	234,256	157,362

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,162,882	$1,220,024

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

REVENUES	$390,511	$364,398	$337,579

COSTS AND EXPENSES:
Fuel	177,260	174,093	145,827
Operations and maintenance	13,513	16,630	14,512
Depreciation and amortization	76,468	75,624	74,501
General and administrative	9,221	8,219	8,546

Total costs and expenses	276,462	274,566	243,386

OPERATING INCOME	114,049	89,832	94,193

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(45,098)	-	-
Amortization of debt issuance costs	624	636	632
Interest expense	68,411	71,501	76,626
Interest income	(725)	(2,295)	(2,701)
Change in fair value of derivatives	(7,302)	21,555	-

Total other expense - net	15,910	91,397	74,557

Income (loss) before cumulative effect of a change in accounting principle	98,139	(1,565)	19,636

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	18,268	-

NET INCOME	$98,139	$16,703	$19,636

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,139	$16,703	$19,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,092	76,260	75,133
Amortization of fuel contracts	(20,846)	(20,846)	(20,848)
Gain on restructuring of contracts	(45,098)	-	-
Cash paid for restructuring of contracts	(23,906)	-	-
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	(18,268)	-
FAS 133 - accumulated other comprehensive income (loss)	4,283	(1,080)	-
Increase in accounts receivable	(8,824)	(951)	(525)
(Increase) decrease in due from related party	134	1,005	(2,610)
Increase in other current assets	(7,360)	(2,611)	(823)
Increase (decrease) in accounts payable and accrued expenses	(4,986)	23,073	7,545
Decrease in energy bank and other liabilities	(11,051)	(9,746)	(6,129)
Increase (decrease) in due to related parties	3,389	3,081	(352)
Decrease in lease payable	(51)	(40)	(27)

Net cash provided by operating activities	60,915	66,580	71,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,024)	(1,769)	(5,350)

Net cash used in investing activities	(3,024)	(1,769)	(5,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	23,331	-	-
Principal payments on the Acquisition Corp. notes	(8,800)	-	-
Principal payments on the Funding Corp. notes	(22,688)	(20,160)	(26,332)
Distributions to partners	(48,859)	(35,008)	(37,043)

Net cash used in financing activities	(57,016)	(55,168)	(63,375)

Net increase in cash and cash equivalents	875	9,643	2,275
Cash and cash equivalents at beginning of period	45,003	35,360	33,085

Cash and cash equivalents at end of period	$45,878	$45,003	$35,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$54,797	$56,878	$59,005
The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2002, 2001 and 2000 (Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 1999	$3,882	$190,272	$-	$194,154
Net income	393	19,243	-	19,636
Distributions to partners	(741)	(36,302)	-	(37,043)

Balances, December 31, 2000	3,534	173,213	-	176,747
Net income	334	16,369	-	16,703
Distributions to partners	(839)	(34,169)	-	(35,008)
Other comprehensive loss	-	-	(1,080)	(1,080)

Balances, December 31, 2001	3,029	155,413	(1,080)	157,362
Net income	1,963	96,176	-	98,139
Contributions from partners	467	22,864	-	23,331
Distributions to partners	(977)	(47,882)	-	(48,859)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	$4,482	$226,571	$3,203	$234,256

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $102,422, $15,623 and $19,636 in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$44,943	$43,969
Accounts receivable	42,632	33,808
Due from related party	1,616	1,757
Spare parts inventories	9,735	10,787
Fuel inventories	7,832	7,132
Prepaid expenses and other current assets	7,892	176

Total current assets	114,650	97,629

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $108,583 and $87,190, respectively)	410,509	428,878
Power purchase agreements (net of accumulated amortization of $260,595 and $205,538, respectively)	628,161	683,218
Other assets	7	24

Total non-current assets	1,043,389	1,116,832

TOTAL ASSETS	$1,158,039	$1,214,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,818	$22,688
Accounts payable	16,689	15,371
Due to related parties	7,430	4,035
Other accrued expenses	8,495	14,813

Total current liabilities	56,432	56,907

Non-current liabilities:
Deferred credit - fuel contracts	161,039	250,889
Notes payable - the Funding Corp.	352,214	376,032
Energy bank and other liabilities	146,716	157,767
Lease payable	878	929

Total non-current liabilities	660,847	785,617

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,376	3,731
Limited partners	433,181	369,286
Accumulated other comprehensive income (loss)	3,203	(1,080)

Total partners' equity	440,760	371,937

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,158,039	$1,214,461

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

REVENUES	$390,511	$364,398	$337,579

COSTS AND EXPENSES:
Fuel	177,260	174,093	145,827
Operations and maintenance	13,513	16,630	14,512
Depreciation and amortization	76,468	75,624	74,501
General and administrative	9,221	8,219	8,546

Total costs and expenses	276,462	274,566	243,386

OPERATING INCOME	114,049	89,832	94,193

OTHER EXPENSE (INCOME):
Gain on restructuring of contracts	(45,098)	-	-
Interest expense	51,009	53,921	59,048
Interest income	(659)	(2,131)	(2,571)
Change in fair value of derivatives	(7,302)	21,555	-

Total other (income) expense - net	(2,050)	73,345	56,477

Income before cumulative effect of a change in accounting principle	116,099	16,487	37,716

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	18,268	-

NET INCOME	$116,099	$34,755	$37,716

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,099	$34,755	$37,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,468	75,624	74,501
Amortization of fuel contracts	(20,846)	(20,846)	(20,848)
Gain on restructuring of contracts	(45,098)	-	-
Cash paid for restructuring of contracts	(23,906)	-	-
Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	(18,268)	-
FAS 133 - accumulated other comprehensive income (loss)	4,283	(1,080)	-
Increase in accounts receivable	(8,824)	(951)	(525)
(Increase) decrease in due from related party	141	1,005	(2,610)
Increase in other current assets	(7,364)	(2,599)	(857)
Increase (decrease) in accounts payable and accrued expenses	(5,001)	22,966	7,518
Decrease in energy bank and other liabilities	(11,051)	(9,746)	(6,129)
Increase (decrease) in due to related parties	3,395	3,193	(325)
Decrease in lease payable	(51)	(40)	(27)

Net cash provided by operating activities	78,245	84,013	88,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,024)	(1,769)	(5,350)

Net cash used in investing activities	(3,024)	(1,769)	(5,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from partners	23,331	-	-
Principal payments on notes	(22,688)	(20,160)	(26,332)
Distributions to partners	(74,890)	(52,586)	(54,405)

Net cash used in financing activities	(74,247)	(72,746)	(80,737)

Net increase in cash and cash equivalents	974	9,498	2,327
Cash and cash equivalents at beginning of period	43,969	34,471	32,144

Cash and cash equivalents at end of period	$44,943	$43,969	$34,471

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37,395	$39,300	$41,427
The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000
(Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, December 31, 1999	$4,075	$403,462	$-	$407,537
Net income	378	37,338	-	37,716
Distributions to partners	(544)	(53,861)	-	(54,405)

Balances, December 31, 2000	3,909	386,939	-	390,848
Net income	348	34,407	-	34,755
Distributions to partners	(526)	(52,060)	-	(52,586)
Other comprehensive loss	-	-	(1,080)	(1,080)

Balances, December 31, 2001	3,731	369,286	(1,080)	371,937
Net income	1,161	114,938	-	116,099
Contributions from partners	233	23,098	-	23,331
Distributions to partners	(749)	(74,141)	-	(74,890)
Other comprehensive income	-	-	4,283	4,283

Balances, December 31, 2002	$4,376	$433,181	$3,203	$440,760

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $120,382, $33,675 and $37,716 in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2002, 2001 and 2000

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

On January 14, 1998, NE LP and NE LLC acquired all of the interests in the Partnerships from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. NE LP holds a one percent (1%) general partner interest and a ninety-eight percent (98%) limited partner interest in the Partnerships; NE LLC holds the remaining one percent (1%) limited partner interest.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and have been granted permission by the FERC to operate as qualifying facilities as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations.

In connection with the acquisitions of the Partnerships' interests, an existing special purpose funding corporation was also acquired from IEC by an entity affiliated with FPL Energy and Tractebel Power. Additionally, as a means of funding portions of the purchase price of the acquisitions of the Partnerships, ESI Tractebel Acquisition Corp. (Acquisition Corp.), also an affiliate of FPL Energy and Tractebel Power, was formed. On February 12, 1998, the Acquisition Corp. issued new debt securities which were registered with the Securities and Exchange Commission in an exchange offer. The proceeds were loaned to NE LP and then distributed to certain direct subsidiaries of FPL Energy and Tractebel Power. Repayment of the debt is expected to be made from distributions from the Partnerships and is guaranteed by all interests in the Partnerships. See Note 4 for additional information.

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

Impairment of Long-Lived Assets - NE LP and the Partnerships (collectively, the registrants) evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Goodwill and Other Intangible Assets - Effective January 1, 2002, the registrants adopted FAS 142, "Goodwill and Other Intangible Assets." FAS 142 requires the carrying amount of intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified as goodwill. The registrants do not have any intangible assets that require such reclassification. FAS 142 also requires each of the registrants to reassess the useful lives and method of amortization of its intangible assets. FAS 142 did not have a material effect on the registrants' financial statements.

Accounting for Asset Retirement Obligations - Effective January 1, 2003, the registrants adopted FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related assets. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The implementation of FAS 143 did not have a material effect on the registrant's financial statements.

Guarantees - In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires that guarantors recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Although the initial recognition and measurement provisions of the interpretation are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, the disclosure requirements are effective for financial statements periods ending after December 15, 2002. See Note 7 - Commitments and Contingencies.

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The interpretation will require the registrants to assess the variable interests they hold and to determine if those entities are VIEs. If a registrant holds the majority of the variable interests in a VIE that was in existence at January 31, 2003, it will be required to consolidate that entity on July 1, 2003. For interests in VIEs created after January 31, 2003, the new rules must be applied immediately. The registrants are in the process of evaluating the effects that FIN 46 would have on their interests in entities not currently consolidated.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2002 and 2001, the recorded amount of cash approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from three Massachusetts utilities and one New Jersey utility for electricity delivered and sold under six power purchase agreements. Prices are based on initial floor prices per kilowatt-hour (kwh), subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected on the balance sheets in energy bank and other liabilities. Revenue from steam sales is recognized upon delivery.

Cogeneration Facilities, Carbon Dioxide Facility and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years.

Major Maintenance - Maintenance expenses are accrued for certain identified major maintenance and repair items related to the Partnerships' facilities. The expenses are accrued ratably over each major maintenance cycle. The amounts accrued relate to maintenance costs required for the equipment to operate over its depreciable life. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships recorded major maintenance expense of $4.7 million, $7.3 million and $4.8 million, respectively. At December 31, 2002 and 2001, the Partnerships had $9.1 million and $11.8 million of accrued major maintenance expense, respectively.

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

Fuel Contract - The fair value of the remaining fuel contract which was acquired is being amortized on a straight-line basis over the 16 year contractual term of the contract.

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6.

Deferred Debt Issuance Costs - Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the effective interest method.

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

For NE LP and the Partnerships, changes in the derivatives' fair values are recognized currently in earnings (in change in fair value of derivatives) unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective. The hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. Hedges are considered highly effective when a correlation coefficient of .8 or higher is achieved. All of the transactions that NE LP and the Partnerships have designated as hedges are cash flow hedges. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into net income in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are passed through fuel expense.

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting FAS 133, representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in a credit of approximately $4.3 million to other comprehensive income in 2002 for NE LP and the Partnerships.

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income at December 31, 2002 is approximately $3.2 million of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2003, all of which is expected to be reclassified into net income within the next twelve months. Accumulated other comprehensive income of NE LP and the Partnerships of approximately a $6.6 million gain was reclassified into net income for the twelve months ended December 31, 2002. Within other comprehensive income, approximately $10.9 million represents the effective portion of the net gain on cash flow hedges during the twelve months ended December 31, 2002.

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $4.3 million, and ($1.1) million for the years ended December 31, 2002 and 2001, respectively.

	Comprehensive Income Twelve Months Ended December 31,

	2002	2001	2000

	(Thousands of Dollars)

NE LP	$102,422	$15,623	$19,636
The Partnerships	$120,382	$33,675	$37,716

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

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2021. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2002.

For the years ended December 31, 2002, 2001 and 2000, power sale revenues from two different utilities accounted for approximately 39% and 49%, 41% and 46%, and 42% and 42%, respectively, of total consolidated and combined revenues excluding energy bank revenues.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. While NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balances - Two of the power purchase agreements required the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit (see Note 7 - Energy Bank and Loan Collateral).

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment by NEA upon termination. On October 31, 2002, the power purchaser filed a demand for arbitration with the American Arbitration Association in this matter. Based upon advice from legal counsel, NEA is confident in its interpretation of the contract and related accounting treatment.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the consolidated financial statements of NE LP and its subsidiaries and combined financial statements of NEA and NJEA. Net income included in the Consolidated Statements of Operations of NE LP and its subsidiaries and Combined Statements of Operations of NEA and NJEA would be reduced by approximately $4.4 million and $3.1 million for the years ended December 31, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to December 31, 2002 would be approximately $7.5 million. As of December 31, 2002, the Partnerships' books reflect a balance of approximately $22.5 million with respect to this power purchase agreement, while the power purchaser indicates an energy bank balance of approximately $30.0 million.

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities are required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extended for the same term as the carbon dioxide facility's lease, with automatic extension for any renewal period under that lease. Pursuant to the steam sales agreement, NEA sold a portion of the steam generated by the NEA facility at a price that fluctuated based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease was $0.1 million per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA paid the steam user $0.1 million annually for administrative services rendered related to the operation of the carbon dioxide facility.

In October 2002, NEA terminated all agreements with the steam sales user and lessee and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee will operate and maintain NEA's carbon dioxide facility. Base rent under the lease is $0.1 million per month during the winter months as defined in the agreement and $0.2 million per month during the summer months as defined in the agreement. NEA is selling a portion of the steam at a minimum charge of $0.1 million during the winter months (as defined) and $0.2 million during the summer months (as defined). Both the base rent and base steam cost are adjusted every month by the operating results of the facility as defined in the agreement.

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

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with ProGas and PSE&G. Various pipeline companies provide transportation of the natural gas. Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The ProGas contract commenced in 1991, and the initial 15-year term was subsequently extended an additional seven years. The maximum total volume of gas to be delivered under the ProGas contracts is approximately 48,800 of MMBtu per day for NEA. The contract price, including transportation, of the ProGas supply delivered to the import point is determined with reference to a base price in 1990 and re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991 and provides for the sale and delivery to NJEA of up to 25,000 MMBtu per day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

In 2002, the Partnerships restructured certain contracts. In conjunction with these restructurings NE LP paid fees of approximately $23.9 million of which $23.3 million was funded through capital contributions by its partners. A gain of approximately $45.1 million was recognized as a result of these restructuring activities.

During 2002, one of the Partnerships entered into two new long-term gas supply agreements with PMI and TEMI which became effective January 1, 2003. These new agreements will provide the partnership with the same combined quantity of natural gas and with pricing that is more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. Affiliates of the suppliers have guaranteed certain of their respective obligations under its new long-term gas supply agreements.

With the exception of the PSE&G arrangement, all of the Partnerships' long-term contractual arrangements call for monthly demand charge payments. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $45 million, $46 million and $45 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total payments under such contracts were approximately $163.9 million, $156.3 million and $133.7 million in 2002, 2001 and 2000, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2002, 2001 and 2000, were approximately $31.2 million, $41.6 million and $33.8 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2002	2001

9.16% Senior Secured Notes Due 2002	$-	$11,340,000
9.32% Senior Secured Bonds Due 2007	204,392,000	215,740,000
9.77% Senior Secured Bonds Due 2010	171,640,000	171,640,000

Total long-term debt	376,032,000	398,720,000
Less current maturities	23,818,000	22,688,000

Long-term debt, excluding current maturities	$352,214,000	$376,032,000

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2003	$23,818,000
2004	28,564,000
2005	45,349,000
2006	52,641,000
2007	54,020,000
Thereafter	171,640,000

Total	$376,032,000

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

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of Secured Bonds Due 2011 (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semi-annually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2003	$8,800,000
2004	8,800,000
2005	8,800,000
2006	13,200,000
2007	22,000,000
Thereafter	149,600,000

Total	$211,200,000

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

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimburses costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $626 thousand, $663 thousand and $798 thousand, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into operations and maintenance agreements that provide for the O&M of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $1.6 million, $1.7 million and $1.5 million, respectively, in fees and reimbursed expenses under the agreements. See Note 7 - O&M of the Cogeneration Facilities.

Fuel Management Agreements - Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $939 thousand, $995 thousand and $909 thousand, respectively, in fees and reimbursed expenses under the agreements.

Power Sales - From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $3.3 million, $3.4 million and $3.5 million in 2002, 2001 and 2000, respectively.

Fuel Contracts - As discussed in Note 3, in 2002 NE LP entered into two long-term gas supply agreements with an entity related to FPL Energy and an entity related to Tractebel, respectively. These agreements became effective January 1, 2003 and will provide one of the partnerships with the same combined quantity of natural gas that was being received under the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.9 million and $1.8 million at December 31, 2002 and 2001, respectively.
6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To mitigate the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships mitigate their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The contract amount of these agreements was 0.9 million MMBtu, 3.7 million MMBtu and 4.2 million MMBtu at December 31, 2002, 2001 and 2000, respectively. In order to mitigate the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002 for 30,000 MMBtu with a floor of $3.60 per MMBtu and a ceiling at a corresponding price. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements and options was $5.4 million, $7.0 million and $9.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2002			2001

	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value

	(Thousands of Dollars)
Long-term debt of Partnerships/Funding Corp.(a)	$376,032	$357,558	(b)	$398,720	$444,000	(c)
Long-term debt of NE LP/Acquisition Corp.(a)	$211,200	$190,080	(b)	$220,000	$230,000	(c)

(a)				Includes current maturities.
(b)				Based on the bid price of the bonds at December 31, 2002.
(c)				Based on the borrowing rate on January 15, 2002 for debt instruments with similar terms and average maturities.

7. Commitments and Contingencies

Energy Bank and Loan Collateral - On December 31, 2002, energy bank letters of credit were renewed in face amounts of $13.4 million and $54 million. The $13.4 million letter of credit expires on December 31, 2003 and can only be drawn upon in the event that NE LP and the Partnerships default under a certain power agreement when there is a positive energy bank balance. The $54 million letter of credit expires on December 31, 2003 and can be drawn upon in multiple drawings in the event that a certain power purchase agreement has terminated at the time when there is a positive energy bank balance existing in favor of the power purchaser. The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on July 1, 2001, a letter of credit was renewed in the face amount of $23.6 million. The $23.6 million letter of credit expires on December 31, 2003 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expired on December 31, 2002. However, it was automatically extended for a one-year period and will be automatically extended for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $13.5 million, $16.6 million and $14.5 million for O&M expense for the year ended December 31, 2002, 2001 and 2000, respectively, of which $3.4 million, $3.8 million and $3.4 million, respectively, represented salaries paid to the O&M provider.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA. Lease payments under the operating lease are as follows:

Year ending December 31:
2003	$249,000
2004	261,000
2005	273,000
2006	285,000
2007	297,000
Thereafter	1,395,000

Total	$2,760,000

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $198,000 annually over the lease term.

Subsequent Event - In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility. This modification is effective as of August 14, 2002 with the rate being adjusted annually on August 14th of each year. Since August 14, 2002, the New Jersey utility had been paying for power under the rate that was in effect prior to the modification and in March 2003 the utility paid $9.2 million to NJEA representing the additional amount owed to NJEA using the agreed upon index. Payments for power delivered beginning February 1, 2003 through the end of the term of the power purchase agreement will be made using the agreed upon index. This agreement is subject to the approval of the New Jersey Board of Public Utilities.

8. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2002 and 2001 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

	(Thousands of Dollars)
NE LP:
2002

Operating revenues	$102,397	$90,547	$104,715	$92,852
Operating income	$29,378	$24,910	$35,604	$24,157
Net income	$15,341	$7,656	$18,697	$56,445

2001

Operating revenues	$92,549	$77,449	$96,159	$98,241
Operating income	$21,340	$12,769	$30,465	$25,258
Net income (loss)(b)	$3,185	$(7,081)	$8,734	$11,862

The Partnerships:
2002

Operating revenues	$102,397	$90,547	$104,715	$92,852
Operating income	$29,378	$24,910	$35,604	$24,157
Net income	$19,889	$12,166	$23,156	$60,888

2001

Operating revenues	$92,549	$77,449	$96,159	$98,241
Operating income	$21,340	$12,769	$30,465	$25,258
Net income (loss)	$7,733	$(2,648)	$13,292	$16,378

(a)

In the opinion of NE LP and the Partnerships, all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)	The sum of the quarterly amounts may not equal the total for the year due to rounding.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2003

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	23,818	22,688

Total current assets	23,819	22,689

Notes receivable from the Partnerships	352,214	376,032

TOTAL ASSETS	$376,033	$398,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$23,818	$22,688

Debt securities payable	352,214	376,032

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$376,033	$398,721

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Interest income	$37,396	$39,300	$41,426
Interest expense	(37,396)	(39,300)	(41,426)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	22,688	20,160	26,332
Principal payments on debt	(22,688)	(20,160)	(26,332)

Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37,395	$39,300	$41,427
The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000

1. Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. On January 14, 1998, the Funding Corp. was acquired by a subsidiary of ESI Energy, LLC (ESI Energy), Tractebel Power, Inc. (Tractebel Power) and Broad Street Contract Services, Inc. (Broad Street) from Intercontinental Energy Corporation (IEC), a Massachusetts corporation. Broad Street participates for the purpose of providing an independent director and has no economic interests. The Funding Corp. acts as the agent of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership (combined, the Partnerships) with respect to the securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy and Tractebel Power.

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

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The interpretation will require Funding Corp. to assess the variable interests it holds and to determine if those entities are VIEs. If Funding Corp. holds the majority of the variable interests in a VIE that was in existence at January 31, 2003, it will be required to consolidate that entity on July 1, 2003. For interests in VIEs created after January 31, 2003, the new rules must be applied immediately. Funding Corp. is in the process of evaluating the effects that FIN 46 would have on its interests in entities not currently consolidated.

3. The Securities
The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships. Borrowings outstanding are as follows:

	December 31,

	2002	2001

9.16% Senior Secured Notes Due 2002	$-	$11,340,000
9.32% Senior Secured Bonds Due 2007	204,392,000	215,740,000
9.77% Senior Secured Bonds Due 2010	171,640,000	171,640,000

Total long-term debt	376,032,000	398,720,000
Less current maturities	23,818,000	22,688,000

Long-term debt, excluding current maturities	$352,214,000	$376,032,000

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2003	$23,818,000
2004	28,564,000
2005	45,349,000
2006	52,641,000
2007	54,020,000
Thereafter	171,640,000

Total	$376,032,000

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

4. Financial Instruments

The estimated fair value of the Securities and the notes receivable from the Partnerships at December 31, 2002 and 2001 was $358 million and $444 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2002 and 2001 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2002

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2001

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

(a)

In the opinion of Funding Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

INDEPENDENT AUDITORS' REPORT
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2003

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2002	2001

ASSETS
Current assets:
Current portion of note receivable from NE LP	$8,800	$8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	202,400	211,200

Total non-current assets	202,552	211,352

TOTAL ASSETS	$211,352	$220,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$23	$19
Current portion of debt securities payable	8,800	8,800

Total current liabilities	8,823	8,819

Non-current liabilities:
Debt securities payable	202,400	211,200
Other	85	98

Total non-current liabilities	202,485	211,298

TOTAL LIABILITIES	211,308	220,117

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	44	35

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$211,352	$220,152

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

Interest income	$17,402	$17,578	$17,578
Interest expense	(17,389)	(17,564)	(17,564)

Income before income taxes	13	14	14
Income tax expense	(4)	(5)	(5)

NET INCOME	$9	$9	$9

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9	$9	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(9)	(9)	(9)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NELP	8,800	-	-
Principal payments on debt	(8,800)	-	-

Net cash used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt securities	-	-	-
Proceeds from interest rate hedge	-	-	-

Net cash provided by financing activities	-	-	-

Net increase in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,402	$17,578	$17,578
The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2002, 2001 and 2000 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 1999	$-	$17	$17
Net income	-	9	9

Balances, December 31, 2000		26	26
Net income	-	9	9

Balances, December 31, 2001	-	35	35
Net income	-	9	9

Balances, December 31, 2002	$-	$44	$44

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2002, 2001 and 2000

1. Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by Tractebel Power, Inc. (Tractebel Power). The Acquisition Corp. acts as the agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and Tractebel Power.

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

Variable Interest Entities (VIEs) - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The interpretation will require Acquisition Corp. to assess the variable interests it holds and to determine if those entities are VIEs. If Acquisition Corp. holds the majority of the variable interests in a VIE that was in existence at January 31, 2003, it will be required to consolidate that entity on July 1, 2003. For interests in VIEs created after January 31, 2003, the new rules must be applied immediately. Acquisition Corp. is in the process of evaluating the effects that FIN 46 would have on its interests in entities not currently consolidated.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011 (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2002 and 2001 were $211.2 million and $220 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Future principal payments are as follows:

Year ending December 31:
2003	$8,800,000
2004	8,800,000
2005	8,800,000
2006	13,200,000
2007	22,000,000
Thereafter	149,600,000

Total long-term debt	211,200,000
Less current maturities	8,800,000

Long-term debt, excluding current maturities	$202,400,000

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

4. Financial Instruments

The estimated fair value of the Securities and the note receivable from NE LP at December 31, 2002 and 2001 was $190 million and $230 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2002 and 2001 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2002

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$3	$2	$3	$1

2001

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$3	$2	$3	$1

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

PART III
Item 10. Directors and Executive Officers of the Registrants
Management Committee of NE LP and the Partnerships

Nathan E. Hanson. Mr. Hanson, 38, is director of business management of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in March 2000. He was formerly operations manager for Intercontinental Energy Corporation, a developer of independent power projects, from 1995 to 1998.

Eric M. Heggeseth. Mr. Heggeseth, 50, is senior vice president of Tractebel Power. He was appointed to the NE LP Management Committee by Tractebel GP in March 1998.

Michael L. Leighton. Mr. Leighton, 57, is senior vice president and chief operating officer of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He was appointed to the NE LP Management Committee by ESI GP in May 2000.

William C. Harper. Mr. Harper, 43, is a senior vice president-fuels of Tractebel Power. He was formerly vice president-fuels for Cogen Technologies, a developer of independent power projects, from January 1992 to February 1999. He was appointed to the NE LP management committee by Tractebel GP in December 2001.

Directors of the Funding Corp. and the Acquisition Corp.

James L. Robo. Mr. Robo, 40, is president of FPL Energy. He became president of FPL Energy and a director of the Funding Corp. and the Acquisition Corp. in July 2002. He joined FPL Group in March 2002 as vice president of corporate development and strategy. Prior to joining FPL Group, Mr. Robo spent 10 years at General Electric, most recently as president and chief executive officer of GE Capital TIP/Modular Space, a division of GE Capital that specialized in transportation equipment and modular building equipment rentals.

Eric M. Heggeseth. Mr. Heggeseth, 50, is senior vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.
Werner E. Schattner. Mr. Schattner, 57, is executive vice president of Tractebel Power. He has been a director of the Funding Corp. and the Acquisition Corp. since 1998.

Michael L. Leighton. Mr. Leighton, 57, is senior vice president of business management of FPL Energy. He was formerly vice president of project development of FPL Energy from April 1994 to April 2000. He has been a director of the Funding Corp. and the Acquisition Corp. since December 3, 2001.

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

Item 11. Executive Compensation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

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

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	Tractebel Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1177 West Loop South, Suite 900, Houston, Texas 77027.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	Tractebel Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for Tractebel Power is 1177 West Loop South, Suite 900, Houston, Texas 77027.

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions

Administrative Services Agreement. NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement which expires in 2018 provides for fees of a minimum of $600 thousand per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $626 thousand, $663 thousand and $798 thousand, respectively, in fees and reimbursed expenses under the agreement.

O&M Agreements. NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $750 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $1.6 million, $1.7 million and $1.5 million, respectively, in fees and reimbursed expenses under the agreements.

Fuel Management Agreements. Each of NEA and NJEA has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements which expire in 2023 provide for fees of a minimum of $450 thousand per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2002, 2001 and 2000, the Partnerships incurred $939 thousand, $995 thousand and $909 thousand, respectively, in fees and reimbursed expenses under the agreements.

Power Sales. From time to time, FPL Energy's power marketing subsidiary will purchase excess power produced by the Partnerships and resell the power to the marketplace. These purchases totaled $3.3 million, $3.4 million and $3.5 million in 2002, 2001 and 2000, respectively.

Fuel Contracts. As discussed in Note 3, in 2002 one of the Partnerships entered into two long-term gas supply agreements with an entity related to FPL Energy and an entity related to Tractebel, respectively. These agreements became effective January 1, 2003 and will provide the partnership with the same combined quantity of natural gas that was being received under the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships.

PART IV
Item 14. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing of this report, the registrants performed an evaluation, under the supervision and with the participation of the registrants' management, including the chief executive officer and chief financial officer of each of the registrants (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Principal Officers concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information related to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b)	Changes in Internal Controls

There have been no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	14
		Consolidated Balance Sheets	15
		Consolidated Statements of Operations	16
		Consolidated Statements of Cash Flows	17
		Consolidated Statements of Partners' Equity	18
		Notes to Consolidated Financial Statements	23-30

		Partnerships:
		Independent Auditors' Report	14
		Combined Balance Sheets	19
		Combined Statements of Operations	20
		Combined Statements of Cash Flows	21
		Combined Statements of Partners' Equity	22
		Notes to Combined Financial Statements	23-30

	Funding Corp.:
	Independent Auditors' Report	31
	Balance Sheets	32
	Statements of Operations	33
	Statements of Cash Flows	34
	Notes to Financial Statements	35-36

	Acquisition Corp.:
	Independent Auditors' Report	37
	Balance Sheets	38
	Statements of Operations	39
	Statements of Cash Flows	40
	Statements of Stockholders' Equity	41
	Notes to Financial Statements	42-43

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits including those Incorporated by Reference

		Exhibit No.	Description
		3.1*	Certificate of Incorporation of the Funding Corp.
		3.1.1*****	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
		3.1.2******	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
		3.2*****	By-laws of the Funding Corp.
		3.2.1******	By-laws of the Acquisition Corp.
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

		4.8*	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
		4.9*	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
		4.10*	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
		4.11*	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
		4.12*	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
		4.13*	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
		4.14*	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
		4.15*	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
		4.16*	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
		4.17*	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
		4.18*	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
		4.19*	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
		4.20*	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
		4.21*****	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
		4.22*****	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
		4.23*****	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
		4.24******	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
		4.25******	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
		4.26******	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, NE LLC in favor of the Trustee
		4.27******	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee
		10.1*	Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
		10.2.1*	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
		10.2.2*	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
		10.2.3*	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
		10.2.4*	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
		10.2.5*	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
		10.2.6*	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
		10.2.7**	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
		10.3.1*	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and Boston Edison
		10.3.2*	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between Boston Edison and NEA
		10.3.3*	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between Boston Edison and NEA
		10.3.4*	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and Boston Edison
		10.3.5*	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and Boston Edison
		10.3.6*	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
		10.3.7*	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
		10.3.8*	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
		10.3.9*	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
		10.3.10*	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
		10.3.11*	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
		10.3.12*	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
		10.3.13*	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
		10.3.14*	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1*

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

		10.4.2*	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
		10.4.3*	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
		10.4.4*	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
		10.4.5*	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
		10.4.6*	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
		10.4.7*	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
		10.4.8*	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
		10.4.9*	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
		10.4.10*	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
		10.4.11*	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
		10.5.1*	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
		10.5.2*	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
		10.5.3**	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
		10.5.4**	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
		10.6.1*	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
		10.6.2*	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
		10.6.3*	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
		10.6.4*	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
		10.6.5*	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
		10.6.6*	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
		10.6.7*	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
		10.7.1*	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
		10.7.2*	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
		10.8.1*	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
		10.8.2*	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
		10.8.3*	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
		10.9*	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
		10.10. 1****	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
		10.10.2*	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
		10.11.1*	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
		10.11.2*	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
		10.11.3*	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
		10.12.1*	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
		10.12.2*	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
		10.13*	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
		10.14*	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
		10.15***	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
		10.16*****	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
		10.17*****	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
		10.18*****	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
		10.19*****	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
		10.20*****	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
		10.21******	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Tractebel Power and NE LP
		10.22*******	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
		10.23********	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between FPL Energy Power Marketing, Inc. and NJEA
		10.24********	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between Tractebel Energy Marketing, Inc. and NJEA
		10.25********	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA
		10.26********	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
		10.27	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
		10.28	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
		10.29	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
		10.30	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
		10.31	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
		10.32	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
		10.33	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
		10.34	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
		21	Subsidiaries of the Registrants
		99(a)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
		99(b)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
		99(c)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
		99(d)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
99(e)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(f)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(g)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

99(h)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

		99(i)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
		99(j)	Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
*	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
**	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
***	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
****	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902,33-87902-01 and 33-87902-02).
*****	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).
******

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

*******

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01.

********

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on November 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

	(b)	Reports On Form 8-K:
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

ESI TRACTEBEL FUNDING CORP. ESI TRACTEBEL ACQUISITION CORP.

JAMES L. ROBO

James L. Robo
President
(Principal Executive Officer and Director)
Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 27, 2003:

MARK R. SORENSEN

Mark R. Sorensen Treasurer (Principal Financial and Principal Accounting Officer)

Directors:

ERIC M. HEGGESETH

Eric M. Heggeseth

WERNER E. SCHATTNER

Werner E. Schattner

MICHAEL L. LEIGHTON

Michael L. Leighton

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, Mark R. Sorensen, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

MARK R. SORENSEN

Mark R. Sorensen Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, Mark R. Sorensen, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

MARK R. SORENSEN

Mark R. Sorensen Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Acquisition Corp.

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
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)

JAMES L. ROBO

James L. Robo President (Principal Executive Officer and Director)

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director of ESI Northeast Energy GP, Inc.)

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 27, 2003:
Director of ESI Northeast Energy GP, Inc.:

MICHAEL L. LEIGHTON

Michael L. Leighton

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
Northeast Energy Associates,
a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

MARK R. SORENSEN

Mark R. Sorensen
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
North Jersey Energy Associates,
a limited partnership

NORTHEAST ENERGY, LP (the registrant) Certifications
I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:
1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

NORTHEAST ENERGY, LP (the registrant) Certifications

I, Mark R. Sorensen, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer (equivalent to the Chief Financial Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

EXHIBIT 21

SUBSIDIARIES OF NE LP

Subsidiary		State or Jurisdiction of Organization

1.	Northeast Energy, LLC (100%-Owned)	Florida
2.	Northeast Energy Associates, a limited partnership (99%-Owned)(a)	Massachusetts
3.	North Jersey Energy Associates, a limited partnership (99%-Owned) (a)	New Jersey

(a)	Northeast Energy, LLC owns the remaining 1% interest.

SUBSIDIARIES OF NJEA

Subsidiary		State or Jurisdiction of Incorporation

1.	ESI Tractebel Urban Renewal Corporation (100%-Owned)	New Jersey