Form 10-Q
period 2005-06-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2005-08-12
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 2005, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) are hereby filing cautionary statements identifying important factors that could cause their actual results and the actual results of ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships and, together with Funding Corp., Acquisition Corp. and NE LP, the registrants), to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of any of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made including the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to three regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. In December 2003, an amended and restated power purchase agreement between NJEA and a New Jersey utility became effective and in February 2005, amended and restated power purchase agreements between NEA and two Massachusetts utilities became effective. These agreements provide for, among other things, the ability to deliver electricity to these utilities from sources other than the NJEA and NEA facilities.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source, including the transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results. In addition, the registrants' business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver its wholesale power may be limited.

•

The registrants' results of operations are affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as registrant-specific events.
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

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses and financial results in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$49,022	$51,104
Accounts receivable	83,903	45,860
Due from related party	7,824	3,812
Spare parts inventories	3,398	3,379
Fuel inventories	6,937	5,559
Prepaid expenses and other current assets	4,287	10,084

Total current assets	155,371	119,798

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $4,512 and $4,240, respectively)	2,448	2,720
Land	4,712	4,712
Plant and equipment (net of accumulated depreciation of $155,671 and $146,344, respectively)	364,924	373,857
Power purchase agreements (net of accumulated amortization of $416,125 and $382,336, respectively)	525,231	532,608
Other assets	8,665	42,873

Total non-current assets	905,980	956,770

TOTAL ASSETS	$1,061,351	$1,076,568

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$48,995	$45,348
Current portion of notes payable - the Acquisition Corp.	11,000	8,800
Current portion of notes payable - affiliate	2,987	2,869
Accounts payable	9,600	3,726
Due to related parties	27,898	29,370
Other accrued expenses	12,533	15,654

Total current liabilities	113,013	105,767

Non-current liabilities:
Deferred revenue	3,900	-
Notes payable - the Funding Corp.	251,981	278,302
Notes payable - the Acquisition Corp.	178,200	184,800
Note payable - affiliate	19,183	20,714
Energy bank and other liabilities	65,466	84,541
Lease payable	653	740

Total non-current liabilities	519,383	569,097

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,441	7,896
Limited partners	420,514	393,808

Total partners' equity	428,955	401,704

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,061,351	$1,076,568

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

REVENUES	$82,970	$82,740	$138,840	$201,856

COSTS AND EXPENSES (INCOME):
Fuel	16,096	37,648	34,868	70,286
Operations and maintenance	4,404	4,820	7,642	8,253
Depreciation and amortization	23,169	20,551	44,200	40,647
General and administrative	2,550	1,939	4,665	3,893
Net gain on restructuring of contracts	-	-	(19,487)	(103,176)

Total costs and expenses	46,219	64,958	71,888	19,903

OPERATING INCOME	36,751	17,782	66,952	181,953

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	137	143	273	286
Interest expense	13,904	15,633	28,175	31,417
Interest income	(252)	(101)	(445)	(191)
Other (income) expense	(357)	54	(357)	896

Total other expense - net	13,432	15,729	27,646	32,408

NET INCOME	$23,319	$2,053	$39,306	$149,545

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,737	$39,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(394)	(524)

Net cash used in investing activities	(394)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(22,674)	(14,282)
Principal payment on the Acquisition Corp. note	(4,400)	(4,400)
Principal payments on the affiliate notes	(31,296)	(1,264)
Distributions to partners	(12,055)	(41,665)

Net cash used in financing activities	(70,425)	(61,611)

Net decrease in cash and cash equivalents	(2,082)	(22,477)
Cash and cash equivalents at beginning of period	51,104	58,907

Cash and cash equivalents at end of period	$49,022	$36,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,286	$26,004

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$29,883	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$48,927	$51,071
Accounts receivable	83,903	45,853
Due from related party	7,824	3,812
Spare parts inventories	3,398	3,379
Fuel inventories	6,937	5,559
Prepaid expenses and other current assets	4,280	10,084

Total current assets	155,269	119,758

Non-current assets:
Land	4,712	4,712
Plant and equipment (net of accumulated depreciation of $155,671 and $146,344, respectively)	364,924	373,857
Power purchase agreements (net of accumulated amortization of $416,125 and $382,336, respectively)	525,231	532,608
Other assets	8,665	42,873

Total non-current assets	903,532	954,050

TOTAL ASSETS	$1,058,801	$1,073,808

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$48,995	$45,348
Accounts payable	9,600	3,726
Due to related parties	27,812	29,346
Other accrued expenses	12,539	15,654

Total current liabilities	98,946	94,074

Non-current liabilities:
Deferred revenue	3,900	-
Notes payable - the Funding Corp.	251,981	278,302
Energy bank and other liabilities	65,314	84,389
Lease payable	653	740

Total non-current liabilities	321,848	363,431

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,380	6,163
Limited partners	631,627	610,140

Total partners' equity	638,007	616,303

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,058,801	$1,073,808

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

REVENUES	$82,970	$82,826	$138,828	$201,992

COSTS AND EXPENSES (INCOME):
Fuel	16,096	37,648	34,868	70,286
Operations and maintenance	4,404	4,820	7,642	8,253
Depreciation and amortization	23,169	20,551	44,200	40,647
General and administrative	2,544	1,939	4,659	3,893
Net gain on restructuring of contracts	-	-	(19,487)	(103,176)

Total costs and expenses	46,213	64,958	71,882	19,903

OPERATING INCOME	36,757	17,868	66,946	182,089

OTHER EXPENSE (INCOME):
Interest expense	9,550	11,027	19,358	22,257
Interest income	(229)	(89)	(422)	(179)
Other expense	(357)	54	(357)	896

Total other expense - net	8,964	10,992	18,579	22,974

NET INCOME	$27,793	$6,876	$48,367	$159,115

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$77,470	$49,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(394)	(524)

Net cash used in investing activities	(394)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(22,674)	(14,282)
Distributions to partners	(56,546)	(56,424)

Net cash used in financing activities	(79,220)	(70,706)

Net decrease in cash and cash equivalents	(2,144)	(22,026)
Cash and cash equivalents at beginning of period	51,071	58,092

Cash and cash equivalents at end of period	$48,927	$36,066

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,468	$16,799

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$29,883	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	48,995	45,348

Total current assets	48,996	45,349

Notes receivable from the Partnerships	251,982	278,302

TOTAL ASSETS	$300,978	$323,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$48,995	$45,348

Debt securities payable	251,982	278,302

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,978	$323,651

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest income	$7,734	$8,399	$15,468	$16,799
Interest expense	(7,734)	(8,399)	(15,468)	(16,799)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	22,674	14,282

Net cash provided by investing activities	22,674	14,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(22,674)	(14,282)

Net cash used in financing activities	(22,674)	(14,282)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,468	$16,799

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Current portion of note receivable from NE LP	$11,000	$8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	178,200	184,800

Total non-current assets	178,352	184,952

TOTAL ASSETS	$189,352	$193,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$34	$31
Current portion of debt securities payable	11,000	8,800

Total current liabilities	11,034	8,831

Non-current liabilities:
Debt securities payable	178,200	184,800
Other	53	59

Total non-current liabilities	178,253	184,859

TOTAL LIABILITIES	189,287	193,690

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	65	62

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$189,352	$193,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Interest income	$3,867	$4,043	$7,734	$8,086
Interest expense	(3,864)	(4,040)	(7,728)	(8,080)

Income before income taxes	3	3	6	6
Income tax expense	(2)	(1)	(3)	(2)

NET INCOME	$1	$2	$3	$4

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	4,400	4,400

Net cash provided by investing activities	4,400	4,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(4,400)	(4,400)

Net cash used in financing activities	(4,400)	(4,400)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,734	$8,086

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Funding Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2004 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2004	$2,509	$248,504	$251,013	$3,654	$361,636	$365,290	$6,163	$610,140	$616,303
Balances, June 30, 2005	$2,976	$294,700	$297,676	$3,404	$336,927	$340,331	$6,380	$631,627	$638,007

NEA received approximately a $29.9 million non-cash contribution from NE LP related to costs associated with the execution of the amended and restated power purchase agreement, as described in Note 5 below, in the first quarter of 2005. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP with a maturity date of December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

2. Accounting for Derivative Instruments and Hedging Activities

NE LP and the Partnerships reclassified net realized gains of approximately $0.5 million and $1.0 million into earnings from accumulated other comprehensive income for the three and six months ended June 30, 2004, respectively. The effective portion of the net gain/loss on cash flow hedges included within comprehensive income was a net gain of approximately $20 thousand and approximately $28 thousand for the three and six months ended June 30, 2004, respectively. There were no net gains/losses on cash flow hedges in comprehensive income for the three and six months ended June 30, 2005.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel cost and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in operating revenues and fuel purchases are recognized in fuel expense in NE LP's and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied. NE LP and the Partnerships' had no instruments that qualify for hedge accounting in the first six months of 2005.

Unrealized mark-to-market (losses)/gains on derivative transactions were $(5.5) million and $7.1 million for the three months ended June 30, 2005 and 2004, respectively. Unrealized mark-to-market gains on derivative transactions were $3.2 million and $43.1 million for the six months ended June 30, 2005 and 2004, respectively. In addition, NE LP and the Partnerships recognized a net loss of $40.4 million in the first quarter of 2005 due to the write-off of derivative assets associated with NJEA's termination of its two off-peak power purchase contracts with FPL Energy Power Marketing, Inc. (PMI) and Suez Energy Marketing NA, Inc. (formerly known as Tractebel Energy Marketing, Inc.) (TEMI) which is reflected in a reduction to revenues for the six months ended June 30, 2005. The current portion of the derivative assets is $3.9 million at June 30, 2005 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets at June 30, 2005. The current portion of derivative liabilities is $0.7 million at June 30, 2005 and is included in the condensed combined and consolidated balance sheets under other accrued expenses. There were no non-current derivative liabilities at June 30, 2005.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized losses on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2004, respectively. There were no differences between comprehensive income and net income for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(Thousands of Dollars)

NE LP	$23,319	$1,545	$39,306	$148,540
The Partnerships	$27,793	$6,368	$48,367	$158,110

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2005 are as follows:

NE LP AND THE PARTNERSHIPS June 30, 2005 (Thousands of Dollars)

	2005	2006 - 07	2008 - 09	Thereafter	Total

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$37,086	$152,691	$132,295	$70,002	$392,074
Operating leases	137	582	630	765	2,114
Other long-term obligations:
Energy bank liability	-	57,467	-	-	57,467
Administrative agreement(b)	300	1,200	1,200	5,400	8,100
O&M agreement(b)	750	3,000	3,000	10,500	17,250
Fuel management agreement(b)	450	1,800	1,800	12,600	16,650
Steam sales termination agreement(c)	2,076	8,302	-	-	10,378
Natural gas, including transportation and storage	10,563	41,963	38,779	105,416	196,721

Total Partnerships	51,362	267,005	177,704	204,683	700,754

NE LP:
Acquisition Corp. debt(a)	11,959	62,973	69,582	112,538	257,052
Affiliate debt(a)	2,382	9,528	9,528	7,146	28,584

Total NE LP	14,341	72,501	79,110	119,684	285,636

Total contractual obligations	$65,703	$339,506	$256,814	$324,367	$986,390

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

(c)	Represents the gross amount due under the agreement. Approximately $0.8 million is reimbursed by the New Jersey utility annually under the terms of the amended and restated power purchase agreement.

5. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment was capitalized as part of the power purchase agreement's intangible asset on the balance sheet at June 30, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted EITF 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the contract or the estimated average revenue over the term of the contract. Consequently, NE LP and the Partnerships recognized a reduction to revenue of $3.4 million and $3.9 million for the three and six months ended June 30, 2005, respectively.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas Limited of Alberta, Canada (ProGas) was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA will continue to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier will pay NEA $25.0 million on November 1, 2005. NEA recognized a $22.5 million gain associated with this termination on the effective date.

Also on February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and TEMI, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

NEA and New England Power Company (New England Power) terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement.

To meet the FERC regulations for a qualifying facility (QF), NEA sold thermal energy to an unrelated third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. As a result of the amended and restated power purchase agreements between NEA and two Massachusetts utilities, NEA filed for and was granted Electric Wholesale Generator (EWG) status and no longer operates as a QF. Therefore, NEA issued a notice of termination to the lessee of the carbon dioxide facility to terminate the operating lease, steam sales agreement and other ancillary agreements effective April 30, 2005. NEA has recorded a $0.6 million loss associated with obligations arising from termination of the operating lease.

NEA recognized a gain of approximately $19.5 million in the first quarter of 2005 due primarily to the gain on termination of the gas purchase and supply agreement with ProGas partially offset by the loss on termination of the power purchase agreement with New England Power, and the termination of the operating lease agreement.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Also on February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2004 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended June 30, 2005 was $23.3 million compared to $2.1 million for the same period in 2004 and the Partnerships' net income for the three months ended June 30, 2005 was $27.8 million compared to $6.9 million for the same period in 2004. NE LP's consolidated net income for the six months ended June 30, 2005 was $39.3 million compared to $149.5 million for the same period in 2004, and the Partnerships' combined net income for the six months ended June 30, 2005 was $48.4 million compared to $159.1 million for the same period in 2004. The increase in net income for the three months ended June 30, 2005 compared to the same period in 2004, is primarily attributable to fuel savings of approximately $21.6 million due to the NJEA and NEA amended and restated power purchase agreements. Net income for the six months ended June 30, 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $35.4 million, favorable pricing primarily on purchased power of $20.6 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues. Net income for the six months ended June 30, 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $43.1 million.

The net gain on restructurings of contracts for the six months ended June 30, 2005 consisted of a gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power and a loss of $0.6 million recognized on the effective date of the termination of the operating lease on the carbon dioxide facility. The net gain on restructurings of contracts for the six months ended June 30, 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in the first six months of 2005. NE LP included unrealized mark-to-market gains on these contracts of $43.1 million for the same period in 2004.

Revenue increased for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to favorable pricing under the restructured power purchase agreements of $34.7 million and an increase in utility energy bank amortization of $3.4 million. The energy bank balances are amortized in accordance with scheduled or specified rates under the NEA power purchase agreement. These increases were partially offset by higher purchased power costs of $30.6 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements and net unrealized mark-to-market gains on derivative instruments of $7.0 million from the same period in the prior year that did not recur in the current quarter. NE LP's revenues for the three months ended June 30, 2005 and 2004 were comprised of $83.0 million and $82.4 million of power sales to utilities and $0 and $0.3 million of steam sales, respectively. Partnerships' revenues for the three months ended June 30, 2005 and 2004 were comprised of $83.0 million and $82.5 million of power sales to utilities and $0 and $0.3 million of steam sales, respectively.

Fuel expense decreased for the three months ended June 30, 2005 compared to the same period in 2004 by $50.1 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities and by $3.0 million resulting from increased gains on fuel sales. These decreases were partially offset by the increased cost of market priced gas of $26.1 million and net unrealized mark-to-market losses of $5.5 million on derivative instruments primarily associated with gas supply provided by ProGas under the NEA Termination Agreement.

Revenue decreased for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a realized loss of $40.4 million described above, compared to a net unrealized mark-to-market gain of $43.0 million for the same period in 2004, and due to higher purchased power costs of $43.9 million for the six months ended June 30, 2005 due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements. This decrease was partially offset by favorable pricing under the restructured power purchase agreements of $59.6 million and an increase in the utility energy bank amortization of $3.3 million. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement. NE LP's revenues for the six months ended June 30, 2005 and 2004 were comprised of $138.6 million and $201.3 million of power sales to utilities and $0.2 million and $0.6 million of steam sales, respectively. The Partnerships' revenues for the six months ended June 30, 2005 and 2004 were comprised of $138.6 million and $201.4 million of power sales to utilities and $0.2 million and $0.6 million of steam sales, respectively.

Fuel expense decreased for the six months ended June 30, 2005 compared to the same period in 2004 by $50.9 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities, $2.9 million resulting from increased gains on fuel sales and $3.2 million due to net unrealized mark-to-market gains on derivatives primarily associated with gas supply provided by ProGas under the NEA Termination Agreement. These decreases were partially offset by the increased cost of market priced gas of $21.1 million and financial instrument settlements not recurring in 2005 of $0.4 million.

Operations and maintenance expense decreased for the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to the supply of power from the market under the amended and restated power purchased agreements resulting in lower generation at the facilities.

Depreciation and amortization expense increased for the three and six months ended June 30, 2005 compared to the same periods in 2004 primarily due to the addition of an intangible asset of $29.9 million as part of the NEA amended and restated power purchase agreement.

General and administrative expenditures increased for the three and six months ended June 30, 2005 compared to 2004 primarily due to higher professional fees associated with the power purchase agreement restructuring and higher management fees to the managing general partner.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, NE LP made the scheduled debt service payment. Interest expense for NE LP decreased in the first three and six months ended June 30, 2005 compared to 2004 as a result of decreasing principal balances on its outstanding debt.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, the Funding Corp. and the Acquisition Corp. made the scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the first three and six months of 2005 compared to the same periods in 2004 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 were primarily due to lower fuel costs incurred in 2005 partially offset by higher purchased power as a result of the NEA amended and restated power purchase agreements discussed above.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, NE LP and the Partnerships' made the scheduled debt service payments.

NE LP and the Partnerships' long-term contractual obligations at June 30, 2005 are shown in Note 4.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of June 30, 2005, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing.

In February 2005, affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers associated with NEA's amended and restated power purchase agreements in the form of loans to NE LP in the same amount due December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas and purchases of power, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas and power through the use of natural gas and power swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas and power. The options consist of purchased call options to establish a maximum price for natural gas and power, and written put options are executed to offset the cost of the purchased call options.

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2005 and December 31, 2004, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges	Non-Qualifying Hedges and Hedges in OCI(a)	Total

December 31, 2004	$-	$3,165	$3,165
June 30, 2005	$153	$-	$153
Average for the six months ended June 30, 2005	$233	$2,181	$1,086

(a)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls over Financial Reporting

The Acquisition Corp. and NE LP are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the Acquisition Corp.'s and NE LP's internal control over financial reporting that occurred during the Acquisition Corp.'s and NE LP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Acquisition Corp.'s and NE LP's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

3.1.2(1)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2.1(1)	By-laws of the Acquisition Corp.
3.7(2)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(2)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of Acquisition Corp.
32(b)	Section 1350 Certification of NE LP
(1)

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY, LP (ESI Northeast Energy GP, Inc. as Administrative General Partner) ESI TRACTEBEL ACQUISITION CORP. (Registrants)

Date: August 12, 2005

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)