Form 10-Q
period 2005-09-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2005-11-09
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]
Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 2005, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA) and the Energy Policy Act of 2005, changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective wholesale and retail competition.

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

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, futures and forwards, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results. In addition, the registrants' business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver its wholesale power may be limited.

•

The registrants' results of operations are affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, and could disrupt fuel supply which could require additional costs to be incurred.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$107,455	$51,104
Accounts receivable	108,724	45,860
Due from related party	-	3,812
Spare parts inventories	3,768	3,379
Fuel inventories	9,880	5,559
Prepaid expenses and other current assets	5,076	10,084

Total current assets	234,903	119,798

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $4,651 and $4,240, respectively)	2,309	2,720
Land	4,712	4,712
Plant and equipment (net of accumulated depreciation of $160,381 and $146,344, respectively)	360,312	373,857
Power purchase agreements (net of accumulated amortization of $435,186 and $382,336, respectively)	506,171	532,608
Other assets	9,090	42,873

Total non-current assets	882,594	956,770

TOTAL ASSETS	$1,117,497	$1,076,568

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$48,995	$45,348
Current portion of notes payable - the Acquisition Corp.	11,000	8,800
Current portion of notes payable - affiliate	2,987	2,869
Accrued interest payable	11,448	-
Accounts payable	7,847	3,726
Due to related parties	39,029	29,370
Other accrued expenses	20,848	15,654

Total current liabilities	142,154	105,767

Non-current liabilities:
Deferred revenue	6,776	-
Notes payable - the Funding Corp.	251,981	278,302
Notes payable - the Acquisition Corp.	178,200	184,800
Note payable - affiliate	19,183	20,714
Energy bank and other liabilities	54,313	84,541
Lease payable	653	740

Total non-current liabilities	511,106	569,097

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	9,147	7,896
Limited partners	455,090	393,808

Total partners' equity	464,237	401,704

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,117,497	$1,076,568

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

REVENUES	$114,826	$115,697	$253,666	$317,553

COSTS AND EXPENSES (INCOME):
Fuel	35,999	49,262	70,867	119,548
Operations and maintenance	3,231	4,421	10,873	12,674
Depreciation and amortization	23,789	20,365	67,989	61,012
General and administrative	2,623	2,135	7,288	6,028
Net gain on restructuring of contracts	-	-	(19,487)	(103,176)

Total costs and expenses	65,642	76,183	137,530	96,086

OPERATING INCOME	49,184	39,514	116,136	221,467

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	138	144	411	430
Interest expense	13,048	15,032	41,223	46,449
Interest income	(328)	(58)	(773)	(249)
Other (income) expense	(273)	(9)	(630)	887

Total other expense - net	12,585	15,109	40,231	47,517

NET INCOME	$36,599	$24,405	$75,905	$173,950

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$128,585	$78,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(492)	(593)

Net cash used in investing activities	(492)	(593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(22,674)	(14,282)
Principal payment on the Acquisition Corp. note	(4,400)	(4,400)
Principal payments on the affiliate notes	(31,296)	(1,264)
Distributions to partners	(13,372)	(41,665)

Net cash used in financing activities	(71,742)	(61,611)

Net increase in cash and cash equivalents	56,351	16,760
Cash and cash equivalents at beginning of period	51,104	58,907

Cash and cash equivalents at end of period	$107,455	$75,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$24,286	$26,004

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$29,883	$-

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

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$93,113	$51,071
Accounts receivable	108,724	45,853
Due from related party	-	3,812
Spare parts inventories	3,768	3,379
Fuel inventories	9,880	5,559
Prepaid expenses and other current assets	5,068	10,084

Total current assets	220,553	119,758

Non-current assets:
Land	4,712	4,712
Plant and equipment (net of accumulated depreciation of $160,381 and $146,344, respectively)	360,312	373,857
Power purchase agreements (net of accumulated amortization of $435,186 and $382,336, respectively)	506,171	532,608
Other assets	9,090	42,873

Total non-current assets	880,285	954,050

TOTAL ASSETS	$1,100,838	$1,073,808

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$48,995	$45,348
Accrued interest payable	7,205	-
Accounts payable	7,847	3,726
Due to related parties	39,029	29,346
Other accrued expenses	20,856	15,654

Total current liabilities	123,932	94,074

Non-current liabilities:
Deferred revenue	6,776	-
Notes payable - the Funding Corp.	251,981	278,302
Energy bank and other liabilities	54,161	84,389
Lease payable	653	740

Total non-current liabilities	313,571	363,431

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,634	6,163
Limited partners	656,701	610,140

Total partners' equity	663,335	616,303

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,100,838	$1,073,808

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

REVENUES	$114,826	$115,874	$253,654	$317,866

COSTS AND EXPENSES (INCOME):
Fuel	35,999	49,262	70,867	119,548
Operations and maintenance	3,231	4,421	10,873	12,674
Depreciation and amortization	23,789	20,365	67,989	61,012
General and administrative	2,623	2,135	7,282	6,028
Net gain on restructuring of contracts	-	-	(19,487)	(103,176)

Total costs and expenses	65,642	76,183	137,524	96,086

OPERATING INCOME	49,184	39,691	116,130	221,780

OTHER EXPENSE (INCOME):
Interest expense	8,805	10,556	28,163	32,813
Interest income	(320)	(58)	(742)	(237)
Other expense	(273)	(9)	(630)	887

Total other expense - net	8,212	10,489	26,791	33,463

NET INCOME	$40,972	$29,202	$89,339	$188,317

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$137,398	$88,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(492)	(593)

Net cash used in investing activities	(492)	(593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(22,674)	(14,282)
Distributions to partners	(72,190)	(56,424)

Net cash used in financing activities	(94,864)	(70,706)

Net increase in cash and cash equivalents	42,042	17,206
Cash and cash equivalents at beginning of period	51,071	58,092

Cash and cash equivalents at end of period	$93,113	$75,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,468	$16,799

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$29,883	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	7,205	-
Current portion of notes receivable from the Partnerships	48,995	45,348

Total current assets	56,201	45,349

Notes receivable from the Partnerships	251,981	278,302

TOTAL ASSETS	$308,182	$323,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$48,995	$45,348
Accrued interest payable	7,205	-

Total current liabilities	56,200	45,348

Debt securities payable	251,981	278,302

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$308,182	$323,651

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest income	$7,205	$8,067	$22,674	$24,866
Interest expense	(7,205)	(8,067)	(22,674)	(24,866)

NET INCOME	$-	$-	$-	$-

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

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Interest receivable from NE LP	$3,779	$-
Current portion of note receivable from NE LP	11,000	8,800

Total current assets	14,779	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	178,200	184,800

Total non-current assets	178,352	184,952

TOTAL ASSETS	$193,131	$193,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$35	$31
Current portion of debt securities payable	11,000	8,800
Accrued interest payable	3,779	-

Total current liabilities	14,814	8,831

Non-current liabilities:
Debt securities payable	178,200	184,800
Other	50	59

Total non-current liabilities	178,250	184,859

TOTAL LIABILITIES	193,064	193,690

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	67	62

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,131	$193,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Interest income	$3,779	$3,955	$11,513	$12,041
Interest expense	(3,776)	(3,952)	(11,504)	(12,032)

Income before income taxes	3	3	9	9
Income tax expense	(1)	(1)	(4)	(3)

NET INCOME	$2	$2	$5	$6

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

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2004	$2,509	$248,504	$251,013	$3,654	$361,636	$365,290	$6,163	$610,140	$616,303
Balances, September 30, 2005	$2,991	$296,257	$299,248	$3,643	$360,444	$364,087	$6,634	$656,701	$663,335

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

2. Accounting for Derivative Instruments and Hedging Activities

NE LP and the Partnerships reclassified net realized gains of approximately $0.5 million and $1.5 million into earnings from accumulated other comprehensive income for the three and nine months ended September 30, 2004, respectively. The effective portion of the net gain/loss on cash flow hedges included within comprehensive income was a net gain of approximately $12 thousand and approximately $41 thousand for the three and nine months ended September 30, 2004, respectively. There were no net gains/losses on cash flow hedges in comprehensive income for the three and nine months ended September 30, 2005.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel cost and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in operating revenues and fuel purchases are recognized in fuel expense in NE LP's and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied. NE LP and the Partnerships' had no instruments that qualified for hedge accounting in the first nine months of 2005.

Unrealized mark-to-market (losses)/gains on derivative transactions were $(8.2) million and $6.1 million for the three months ended September 30, 2005 and 2004, respectively. Unrealized mark-to-market (losses)/gains on derivative transactions were $(4.9) million and $49.1 million for the nine months ended September 30, 2005 and 2004, respectively. In addition, NE LP and the Partnerships recognized a net loss of $40.4 million in the first quarter of 2005 due to the write-off of derivative assets associated with NJEA's termination of its two off-peak power purchase contracts with FPL Energy Power Marketing, Inc. (PMI) and Suez Energy Marketing NA, Inc. (formerly known as Tractebel Energy Marketing, Inc.) (TEMI) which is reflected in a reduction to revenues for the nine months ended September 30, 2005. The current portion of the derivative assets is $3.6 million at September 30, 2005 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets at September 30, 2005. The current portion of derivative liabilities is $8.6 million at September 30, 2005 and is included in the condensed combined and consolidated balance sheets under other accrued expenses. There were no non-current derivative liabilities at September 30, 2005.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized losses on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2004, respectively. There were no differences between comprehensive income and net income for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

	(Thousands of Dollars)

NE LP	$36,599	$23,897	$75,905	$172,437
The Partnerships	$40,972	$28,694	$89,339	$186,804

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at September 30, 2005 are as follows:

NE LP AND THE PARTNERSHIPS September 30, 2005 (Thousands of Dollars)

	2005	2006 - 07	2008 - 09	Thereafter	Total

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$37,086	$152,691	$132,295	$70,002	$392,074
Operating leases	68	582	630	765	2,045
Other long-term obligations:
Energy bank liability	-	48,243	-	-	48,243
Administrative agreement(b)	150	1,200	1,200	5,400	7,950
O&M agreement(b)	375	3,000	3,000	10,500	16,875
Fuel management agreement(b)	225	1,800	1,800	12,600	16,425
Steam sales termination agreement(c)	1,038	8,302	-	-	9,340
Natural gas, including transportation and storage	5,282	41,963	38,779	105,416	191,440

Total Partnerships	44,224	257,781	177,704	204,683	684,392

NE LP:
Acquisition Corp. debt(a)	11,959	62,973	69,582	112,538	257,052
Affiliate debt(a)	2,382	9,528	9,528	7,146	28,584

Total NE LP	14,341	72,501	79,110	119,684	285,636

Total contractual obligations	$58,565	$330,282	$256,814	$324,367	$970,028

(a)	Includes principal and interest.
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

5. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment is capitalized as part of the power purchase agreement's intangible asset on the balance sheet at September 30, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted EITF 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the contract or the estimated average revenue over the term of the contract. Consequently, NE LP and the Partnerships recognized a reduction to revenue of $2.9 million and $6.8 million for the three and nine months ended September 30, 2005, respectively.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas Limited of Alberta, Canada (ProGas) was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA continued to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier paid NEA $25.0 million on November 1, 2005. NEA recognized a $22.5 million gain associated with this termination on the effective date.

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

To meet the FERC regulations for a qualifying facility (QF), NEA sold thermal energy to an unrelated third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. As a result of the amended and restated power purchase agreements between NEA and two Massachusetts utilities, NEA filed for and was granted Electric Wholesale Generator (EWG) status and no longer operates as a QF. Therefore, NEA issued a notice of termination to the lessee of the carbon dioxide facility to terminate the operating lease, steam sales agreement and other ancillary agreements effective April 30, 2005. NEA recorded a $0.6 million loss in the first quarter of 2005 associated with obligations arising from termination of the operating lease.

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

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended September 30, 2005 was $36.6 million compared to $24.4 million for the same period in 2004 and the Partnerships' net income for the three months ended September 30, 2005 was $41.0 million compared to $29.2 million for the same period in 2004. NE LP's consolidated net income for the nine months ended September 30, 2005 was $75.9 million compared to $174.0 million for the same period in 2004, and the Partnerships' combined net income for the nine months ended September 30, 2005 was $89.3 million compared to $188.3 million for the same period in 2004. The increase in net income for the three months ended September 30, 2005 compared to the same period in 2004, is primarily attributable to fuel savings of approximately $13.3 million due to the NJEA and NEA amended and restated power purchase agreements. Net income for the nine months ended September 30, 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $48.7 million, favorable pricing primarily on purchased power of $19.8 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues. Net income for the nine months ended September 30, 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $49.1 million.

The net gain on restructurings of contracts for the nine months ended September 30, 2005 consisted of a gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power and a loss of $0.6 million recognized on the effective date of the termination of the operating lease on the carbon dioxide facility. The net gain on restructurings of contracts for the nine months ended September 30, 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in the first nine months of 2005. NE LP included unrealized mark-to-market gains on these contracts of $49.1 million for the same period in 2004.

Revenue decreased for the three months ended September 30, 2005 compared to the same period in 2004 primarily due to higher purchased power costs of $43.6 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements and net unrealized mark-to-market gains on derivative instruments of $6.1 million in the same period in the prior year that did not recur in the current quarter. These decreases were partially offset by favorable pricing under the restructured power purchase agreements of $47.7 million and an increase in utility energy bank amortization of $1.2 million. The energy bank balances are amortized in accordance with scheduled or specified rates under the NEA power purchase agreement. NE LP's revenues for the three months ended September 30, 2005 and 2004 were comprised of $114.8 million and $115.2 million of power sales to utilities and $0.0 and $0.5 million of steam sales, respectively. Partnerships' revenues for the three months ended September 30, 2005 and 2004 were comprised of $114.8 million and $115.4 million of power sales to utilities and $0.0 and $0.5 million of steam sales, respectively.

Fuel expense decreased for the three months ended September 30, 2005 compared to the same period in 2004 by $44.9 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities and by $5.8 million resulting from increased gains on fuel sales. These decreases were partially offset by the increased cost of market priced gas of $29.0 million and net unrealized mark-to-market losses of $8.2 million on derivative instruments primarily associated with gas supply provided by ProGas under the NEA Termination Agreement.

Revenue decreased for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to a realized loss of $40.4 million described above, compared to a net unrealized mark-to-market gain of $49.1 million in the same period in 2004, and due to higher purchased power costs of $88.3 million for the nine months ended September 30, 2005 due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements. In addition, steam sales decreased $0.9 million due to the termination of the steam sales agreement. These decreases were partially offset by favorable pricing under the restructured power purchase agreements of $108.1 million, an increase in the utility energy bank amortization of $4.5 million, higher miscellaneous revenues of $1.4 million, and higher capacity revenues of $0.5 million. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement. NE LP's revenues for the nine months ended September 30, 2005 and 2004 were comprised of $253.5 million and $316.5 million of power sales to utilities and $0.2 million and $1.1 million of steam sales, respectively. The Partnerships' revenues for the nine months ended September 30, 2005 and 2004 were comprised of $253.5 million and $316.8 million of power sales to utilities and $0.2 million and $1.1 million of steam sales, respectively.

Fuel expense decreased for the nine months ended September 30, 2005 compared to the same period in 2004 by $95.2 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities and $8.8 million resulting from increased gains on fuel sales. These decreases were partially offset by the increased cost of market priced gas of $50.0 million and net unrealized mark-to-market losses on derivatives of $4.9 million primarily associated with gas supply provided by ProGas under the NEA Termination Agreement.

Operations and maintenance expense decreased for the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily due to the supply of power from the market under the amended and restated power purchased agreements resulting in lower generation at the facilities and consequently, lower variable production costs.

Depreciation and amortization expense increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily due to the addition of an intangible asset of $29.9 million as part of the NEA amended and restated power purchase agreement.

General and administrative expenditures increased for the three and nine months ended September 30, 2005 compared to 2004 primarily due to higher professional fees associated with the power purchase agreement restructuring and higher fees to the managing general partner.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, NE LP made the scheduled debt service payment. Interest expense for NE LP decreased for the three and nine months ended September 30, 2005 compared to 2004 due to decreasing principal balances on its outstanding debt and energy bank liability.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, the Funding Corp. and the Acquisition Corp. made the scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased for the three and nine months ended September 2005 compared to 2004 due to decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were primarily due to lower fuel costs incurred in 2005 partially offset by higher purchased power as a result of the NEA amended and restated power purchase agreements discussed above.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2005, NE LP and the Partnerships' made the scheduled debt service payments.

NE LP and the Partnerships' long-term contractual obligations at September 30, 2005 are shown in Note 4.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of September 30, 2005, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2005 and December 31, 2004, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2004	$-	$3,165	$3,165
September 30, 2005	$904	$-	$904
Average for the nine months ended September 30, 2005	$252	$1,865	$819

(a)

Trading and managed hedges are essentially all changes in the derivatives' fair value for power purchases and sales and trading activities, which are recognized on a net basis in operating revenues and for fuel purchases and sales which are recognized on a net basis in fuel expense.

(b)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION
Item 5. Other Information
(a)	None
(b)	None
(c)	Other Events
Reference is made to Item 1. Business - Partnerships' Operations in the 2004 Form 10-K for the registrants.

In early August 2005, President Bush signed into law the Energy Policy Act of 2005 (2005 Energy Act). The 2005 Energy Act is comprehensive legislation that will substantially affect the regulation of energy companies, including provisions that amend federal energy laws and provide the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are the following:

•

The Public Utility Holding Company Act of 1935, as amended, which regulated the financial structure of utility holding companies and, among other things, significantly restricted mergers and acquisitions in the electric utility industry, will be repealed effective February 2006 and will be replaced with the Public Utility Holding Company Act of 2005.

• The 2005 Energy Act establishes conditions for the elimination of the utility obligation under PURPA to enter into new contracts to purchase power from qualifying facilities.
• The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC and Department of Energy, as well as other federal agencies. The registrants continue to evaluate the provisions of the 2005 Energy Act; however, its effects will depend on the future actions of federal and state agencies which cannot be determined at this time.

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

Date: November 8, 2005

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)