Form 10-Q
period 2006-06-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2006-08-11
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

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
Yes [   ] No [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one)
Large accelerated filers [   ]          Accelerated filers [   ]          Non-accelerated filers [X]

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 2006, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP). Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant. The registrants make no representations whatsoever as to ESI Tractebel Funding Corp. (Funding Corp.), and Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership (NEA) or North Jersey Energy Associates, a limited partnership (NJEA, and collectively with NEA the Partnerships).

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this Form 10-Q, in presentations, or in response to questions or otherwise.

•

The registrants are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to a limited number of power purchasers, which creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold in the merchant markets based on market conditions at the time of sale, and the amount and timing of revenues to be received from the merchant markets in the future is uncertain.

•	The operation of power generation facilities involves significant risks that could adversely affect the results of operations and financial condition of the registrants.
•	The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that negatively impact the results of operations of the registrants.
•

The competitive energy business is subject to risks, many of which are beyond the control of the registrants that may reduce the revenues and adversely impact the results of operations and financial condition of the registrants.

•	Weather affects the registrants' results of operations.
•

The registrants are subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•	Threats of terrorism and catastrophic events that could result from terrorism may impact the operations of the registrants in unpredictable ways.
•	The registrants' ability to obtain insurance and the terms of any available insurance coverage could be affected by national, state or local events and registrant-specific events.
•

The registrants are substantially leveraged and subject to restrictive covenants that limit additional borrowings, and the registrants' ability to fund principal and interest payments as well as capital expenditures depend on the future performance of the Partnerships.

•	All obligations of the Partnerships are non-recourse to the owners of the registrants.
These and other risk factors are included in Part I, Item 1A. Risk Factors of the registrants' Annual Report on Form 10-K for the year ended December 31, 2005.

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

The issues and associated risks and uncertainties described or referred to above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses and financial results in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$48,284	$96,055
Accounts receivable	61,231	76,383
Spare parts inventories	4,097	3,973
Fuel inventories	9,400	7,790
Prepaid expenses and other current assets	911	279

Total current assets	123,923	184,480

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,046 and $4,788, respectively)	1,914	2,172
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $174,397 and $165,116, respectively)	356,022	364,944
Power purchase agreements (net of accumulated amortization of $493,473 and $454,075, respectively)	447,883	487,281
Other assets	525	905

Total non-current assets	811,056	860,014

TOTAL ASSETS	$934,979	$1,044,494

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,331	$52,641
Current portion of notes payable - the Acquisition Corp.	17,600	13,200
Current portion of notes payable - affiliate	3,240	3,112
Accounts payable	4,193	8,376
Due to related parties	12,172	63,694
Other accrued expenses	14,465	13,240

Total current liabilities	105,001	154,263

Non-current liabilities:
Deferred revenue	16,482	9,229
Notes payable - the Funding Corp.	198,651	225,661
Notes payable - the Acquisition Corp.	160,600	171,600
Note payable - affiliate	15,943	17,602
Energy bank and other liabilities	24,988	44,283
Lease payable	554	653

Total non-current liabilities	417,218	469,028

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,118	8,286
Limited partners	404,642	412,917

Total partners' equity	412,760	421,203

TOTAL LIABILITIES AND PARTNERS' EQUITY	$934,979	$1,044,494

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (2005 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

REVENUES	$81,030	$82,970	$168,256	$138,840

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	6,532	16,096	(2,803)	34,868
Operations and maintenance	5,670	4,404	8,832	7,642
Depreciation and amortization	24,432	23,169	48,728	44,200
General and administrative	2,452	2,550	4,994	4,665
Net gain on restructuring of contracts	-	-	-	(19,487)

Total costs and expenses	39,086	46,219	59,751	71,888

OPERATING INCOME	41,944	36,751	108,505	66,952

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	129	137	258	273
Interest expense	11,658	13,904	23,578	28,175
Interest income	(603)	(252)	(1,118)	(445)
Other income	-	(357)	-	(357)

Total other expense - net	11,184	13,432	22,718	27,646

NET INCOME	$30,760	$23,319	$85,787	$39,306

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$79,639	$68,737

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,313)	(394)

Net cash used in investing activities	(2,313)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(26,320)	(22,674)
Principal payment on the Acquisition Corp. note	(6,600)	(4,400)
Principal payments on the affiliate notes	(1,531)	(31,296)
Distributions to partners	(90,646)	(12,055)

Net cash used in financing activities	(125,097)	(70,425)

Net decrease in cash and cash equivalents	(47,771)	(2,082)
Cash and cash equivalents at beginning of period	96,055	51,104

Cash and cash equivalents at end of period	$48,284	$49,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,589	$24,286

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$-	$29,883
Non-cash distribution to partners	$3,584	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2005 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$48,267	$96,047
Accounts receivable	61,231	76,383
Spare parts inventories	4,097	3,973
Fuel inventories	9,400	7,790
Prepaid expenses and other current assets	903	271

Total current assets	123,898	184,464

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $174,397 and $165,116, respectively)	356,022	364,944
Power purchase agreements (net of accumulated amortization of $493,473 and $454,075, respectively)	447,883	487,281
Other assets	525	905

Total non-current assets	809,142	857,842

TOTAL ASSETS	$933,040	$1,042,306

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,331	$52,641
Accounts payable	4,193	8,376
Due to related parties	8,589	63,694
Other accrued expenses	14,465	13,240

Total current liabilities	80,578	137,951

Non-current liabilities:
Deferred revenue	16,482	9,229
Notes payable - the Funding Corp.	198,651	225,661
Energy bank and other liabilities	24,837	44,133
Lease payable	554	653

Total non-current liabilities	240,524	279,676

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,120	6,247
Limited partners	605,818	618,432

Total partners' equity	611,938	624,679

TOTAL LIABILITIES AND PARTNERS' EQUITY	$933,040	$1,042,306

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2005 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

REVENUES	$81,030	$82,970	$168,256	$138,828

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	6,532	16,096	(2,803)	34,868
Operations and maintenance	5,670	4,404	8,832	7,642
Depreciation and amortization	24,432	23,169	48,728	44,200
General and administrative	2,450	2,544	4,983	4,659
Net gain on restructuring of contracts	-	-	-	(19,487)

Total costs and expenses	39,084	46,213	59,740	71,882

OPERATING INCOME	41,946	36,757	108,516	66,946

OTHER EXPENSE (INCOME):
Interest expense	7,539	9,550	15,344	19,358
Interest income	(577)	(229)	(1,083)	(422)
Other income	-	(357)	-	(357)

Total other expense - net	6,962	8,964	14,261	18,579

NET INCOME	$34,984	$27,793	$94,255	$48,367

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$87,849	$77,470

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,313)	(394)

Net cash used in investing activities	(2,313)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(26,320)	(22,674)
Distributions to partners	(106,996)	(56,546)

Net cash used in financing activities	(133,316)	(79,220)

Net decrease in cash and cash equivalents	(47,780)	(2,144)
Cash and cash equivalents at beginning of period	96,047	51,071

Cash and cash equivalents at end of period	$48,267	$48,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,355	$15,468

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$29,883

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2005 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	53,331	52,641

Total current assets	53,332	52,642

Notes receivable from the Partnerships	198,651	225,661

TOTAL ASSETS	$251,983	$278,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$53,331	$52,641

Debt securities payable	198,651	225,661

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$251,983	$278,303

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income	$6,678	$7,734	$13,355	$15,468
Interest expense	(6,678)	(7,734)	(13,355)	(15,468)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	26,320	22,674

Net cash provided by investing activities	26,320	22,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(26,320)	(22,674)

Net cash used in financing activities	(26,320)	(22,674)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,355	$15,468

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Current portion of note receivable from NE LP	$17,600	$13,200

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	160,600	171,600

Total non-current assets	160,752	171,752

TOTAL ASSETS	$178,352	$184,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$38	$36
Current portion of debt securities payable	17,600	13,200

Total current liabilities	17,638	13,236

Non-current liabilities:
Debt securities payable	160,600	171,600
Other	42	47

Total non-current liabilities	160,642	171,647

TOTAL LIABILITIES	178,280	184,883

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	72	69

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,352	$184,952

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Interest income	$3,691	$3,867	$7,382	$7,734
Interest expense	(3,689)	(3,864)	(7,377)	(7,728)

Income before income taxes	2	3	5	6
Income tax expense	(1)	(2)	(2)	(3)

NET INCOME	$1	$1	$3	$3

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	6,600	4,400

Net cash provided by investing activities	6,600	4,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(6,600)	(4,400)

Net cash used in financing activities	(6,600)	(4,400)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,382	$7,734

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2005 Form 10-K for the registrants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2005	$2,569	$254,384	$256,953	$3,678	$364,048	$367,726	$6,247	$618,432	$624,679
Balances, June 30, 2006	$2,412	$238,839	$241,251	$3,708	$366,979	$370,687	$6,120	$605,818	$611,938

The Partnerships (NEA and NJEA) paid distributions to NE LP totaling $107.0 million and $56.5 million for the six months ended June 30, 2006 and 2005, respectively. NE LP issued distributions totaling $94.2 million and $12.1 million to its partners for the six months ended June 30, 2006 and 2005, respectively.

2. Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with Statement of Financial Accounting Standards No. (FAS) 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, and swaps) to manage the commodity price risk inherent in fuel and electricity contracts. In addition NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized net in revenues, and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At June 30, 2006, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three and six months ended June 30, 2006 and 2005. As a result, there were no differences between comprehensive income and net income for the three and six months ended June 30, 2006 and 2005, respectively.

Unrealized mark-to-market gains/(losses) on derivative transactions were $0.6 million and $(5.5) million for the quarters ended June 30, 2006 and 2005, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. Unrealized mark-to-market gains on derivative transactions were $1.9 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative liability is $0.02 million at June 30, 2006 and is included in the condensed combined and consolidated balance sheets under other accrued expenses. There was not a non-current component of the derivative liability at June 30, 2006. The current portion of the derivative asset was $0.5 million at June 30, 2006 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets at June 30, 2006. For the six months ended June 30, 2005, NE LP and the Partnerships recognized a net loss of $40.4 million due to the write-off of derivative assets associated with NJEA's termination of its two off-peak power purchase contracts with FPL Energy Power Marketing, Inc. (PMI) and Suez Energy Marketing NA, Inc. (TEMI) which is included as a reduction to revenues.

3. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2006 are as follows:

NE LP AND THE PARTNERSHIPS June 30, 2006 (Thousands of Dollars)

	Total	2006	2007 - 08	2009 - 10	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$315,313	$38,449	$141,871	$134,993	$-
Operating leases	1,835	143	606	654	432
Other long-term obligations:
Energy bank liability	20,551	-	20,551	-	-
Administrative agreement(b)	7,500	300	1,200	1,200	4,800
O&M agreement(b)	15,750	750	3,000	3,000	9,000
Fuel management agreement(b)	15,750	450	1,800	1,800	11,700
Steam sales termination agreement(c)	6,227	2,076	4,151	-	-
Natural gas, including transportation and storage	59,962	4,835	19,462	19,340	16,325

Total Partnerships	442,888	47,003	192,641	160,987	42,257

NE LP:
Acquisition Corp. debt(a)	231,110	13,719	68,785	78,651	69,955
Affiliate debt(a)	23,825	2,382	9,530	9,530	2,383

Total NE LP	254,935	16,101	78,315	88,181	72,338

Total contractual obligations	$697,823	$63,104	$270,956	$249,168	$114,595

(a)	Includes principal and interest.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2005 Form 10-K for the registrants. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended June 30, 2006 was $30.8 million compared to $23.3 million for the same period in 2005, and the Partnerships' net income for the three months ended June 30, 2006 was $35.0 million compared to $27.8 million for the same period in 2005. Net income increased for the three months ended June 30, 2006 compared to the same period in 2005 due primarily to lower fuel expense, net of fuel sales, of $6.7 million due primarily to supplying power from the market rather than the NEA and NJEA facilities, a net change in unrealized mark-to-market gains/(losses) on derivatives of $6.1 million, lower interest expense of $2.2 million due to lower outstanding debt balances, and higher revenues net of purchase power of $1.7 million due primarily to favorable pricing. These increases were partially offset by lower margin on gas sales of $3.3 million, lower emissions credit sales of $2.9 million, higher operations and maintenance expenses of $1.3 million due to scheduled maintenance outages, higher amortization on purchased power agreements of $1.1 million, and lower utility energy bank interest of $0.7 million due to lower outstanding balances.

NE LP's consolidated net income for the six months ended June 30, 2006 was $85.8 million compared to $39.3 million for the same period in 2005, and the Partnerships' net income for the six months ended June 30, 2006 was $94.3 million compared to $48.4 million compared to the same period in 2005. Net income increased for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to net losses in 2005 of $40.4 million from the termination of power purchase contracts that did not recur in 2006, lower fuel expense, net of fuel sales, of $30.3 million due primarily to supplying power from the market rather than the NJEA and NEA facilities, higher margin on gas sales of $8.7 million, and lower consolidated interest expense of $4.6 million due to lower outstanding debt balances. These increases were partially offset by a prior year gain of $19.5 million on restructuring of contracts that did not recur in 2006, lower revenues net of purchase power of $6.4 million due primarily to supplying power from the market rather than the facilities, higher amortization on power purchase agreements of $4.4 million, lower emissions credit sales of $2.9 million, lower unrealized mark-to-market gains of $1.3 million on derivatives, higher operations and maintenance expenses of $1.3 million due to scheduled maintenance outages, and lower utility energy bank interest of $1.5 million due to lower outstanding balances.

The net gain on restructurings of contracts for the six months ended June 30, 2005 consisted of a gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power Company (New England Power) and a loss of $0.6 million recognized on the effective date of NEA's termination of its operating lease on the carbon dioxide facility.

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

Revenues decreased for the three months ended June 30, 2006 compared to the same period in 2005 primarily due to lower merchant generation and higher purchased power costs of $4.2 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements, lower emissions credit sales of $2.9 million, and lower utility energy bank interest of $0.7 million. These decreases were partially offset by favorable pricing under the power purchase agreements of $5.9 million. NE LP's revenues for the three months ended June 30, 2006 and 2005 were comprised of $81.0 million and $83.0 million of power sales to utilities, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $9.2 million and $9.8 million and emissions credit sales of $1.8 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively.

Fuel expense, net of fuel sales, decreased for the three months ended June 30, 2006 by $6.7 million due primarily to lower generation at the NJEA and NEA facilities and lower fuel transportation costs, as well as, a net change in unrealized mark-to-market gains/(losses) on derivatives of $6.1 million primarily associated with gas storage supply and transportation. These reductions to fuel expense were partially offset by lower margin on gas sales of $3.3 million due to lower gas prices and volume of sales due to the termination of a fuel supply agreement in 2005.

Revenue increased for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to a realized loss of $40.4 million recognized in 2005 due to the write-off of derivative assets associated with the off-peak power purchased contracts described above that did not recur in 2006 and favorable pricing under the Partnerships' power purchase agreements which increased revenue by $28.9 million. These increases were partially offset by higher purchased power costs of $35.3 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements, lower emissions credit sales of $2.9 million, lower utility energy bank interest of $1.5 million due to lower outstanding balances, and lower steam revenue of $0.2 million due to NEA's termination of its steam sales agreement on April 30, 2005. NE LP's revenues for the six months ended June 30, 2006 and 2005 were comprised of $168.3 million and $138.6 million of power sales to utilities net of purchased power and $0 and $0.2 million of steam sales, respectively. The Partnerships' revenues for the six months ended June 30, 2006 and 2005 were comprised of $168.3 million and $138.6 million of power sales to utilities net of purchased power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $20.3 million and $21.9 million and emissions credit sales of $1.8 million and $4.7 million for the six months ended June 30, 2006 and 2005, respectively.

Fuel expense, net of fuel sales, decreased for the six months ended June 30, 2006 compared to the same period in 2005 by $30.3 million due primarily to supplying power from the market rather than the NJEA and NEA facilities and $8.7 million due to higher margin on gas sales. These reductions to fuel expense were partially offset by lower unrealized mark-to-market gains of $1.3 million on derivatives primarily associated with gas storage supply.

Operations and maintenance expenses increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to scheduled maintenance outages at the NEA and NJEA facilities.

Depreciation and amortization increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily due to amortization of the prior year's addition of an intangible asset related to the NEA amended and restated power purchase agreements that were effective in February 2005.

General and administrative expenditures increased for the six months ended June 30, 2006 compared to the same period in 2005 primarily due to higher fees to the managing general partner.

Net gain on restructuring of contracts decreased for the six months ended June 30, 2006 compared to the same period in 2005 due primarily to the prior year gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power and a loss of $0.6 million recognized on the effective date of the termination of the operating lease on the carbon dioxide facility. There were no gains or losses on contract restructurings during the three months ended June 30, 2006 and 2005, or during the first six months of 2006.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, NE LP and the Partnerships made their scheduled debt service payments. Interest expense for NE LP and the Partnerships decreased in the first three and six months of 2006 due to decreasing principal balances on their outstanding debt and utility energy bank liability.

Interest income increased for the three and six months ended June 30, 2006 compared to the same periods in 2005 due to higher average cash balances and interest rates.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, the Funding Corp. and the Acquisition Corp. made their scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and six months ended June 30, 2006 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 were primarily due to lower fuel costs resulting from market sourcing of power and higher margin on gas sales in 2006, partially offset by higher purchased power as a result of sourcing power from the market rather than the NJEA and NEA facilities.

Capital expenditures for the Partnerships were $2.3 million and $0.4 million for the three months ended June 30, 2006 and 2005, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt. Each is scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, NE LP and the Partnerships made their scheduled debt service payments.

See Note 3 for NE LP's and the Partnerships' long-term contractual obligations at June 30, 2006.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of June 30, 2006, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2006 and December 31, 2005, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2005	$724	$430	$764
June 30, 2006	$9	$56	$51
Average for the period ended June 30, 2006	$7	$659	$658

(a)

Trading and managed hedges are essentially all changes in the derivatives' fair value for power purchases and sales and trading activities, which are recognized on a net basis in operating revenues and for fuel purchases and sales which are recognized on a net basis in fuel expense.

(b)

Non-managed hedges are employed to reduce the market risk exposure to physical assets which are not marked to market. The VaR figures for the non-managed hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Concentration of Credit Risk - At June 30, 2006 and December 31, 2005, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls over Financial Reporting

The Acquisition Corp. and NE LP are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the Acquisition Corp.'s or NE LP's internal control over financial reporting that occurred during the Acquisition Corp.'s and NE LP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Acquisition Corp.'s and NE LP's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2005 Form 10-K, which could materially affect the registrants' business, financial condition and/or future operating results should be carefully considered. The risks described herein and in the 2005 Form 10-K are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial also may materially adversely affect the registrants' business, financial condition and/or future operating results.

Item 6. Exhibits
Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Funding Corp.
3.1.1(2)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(3)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(2)	By-laws of the Funding Corp.
3.2.1(3)	By-laws of the Acquisition Corp.
3.3(2)

Amended and Restated Certificate of Limited Partnership of NEA as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

3.4(2)

Amended and Restated Certificate of Limited Partnership of NJEA as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998

3.5(2)	Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21, 1997
3.6(2)	Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21, 1997
3.7(2)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(2)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of Acquisition Corp.
32(b)	Section 1350 Certification of NE LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(3)

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

Date: August 11, 2006

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)