Form 10-K
period 2008-12-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2009-03-20
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
c/o NextEra Energy Resources, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [X] No [ ]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.
       Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filers [ ]	Accelerated files [ ]	Non-accelerated filers [X]	Smaller reporting companies [ ]
(Do not check if a smaller reporting company)
As of February 28, 2009, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock, par value $0.10 per share, none of which were held by non-affiliates.

This combined Form 10-K represents separate filings by ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant. The registrants make no representations whatsoever as to ESI Tractebel Funding Corp., and ESI Tractebel Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership or North Jersey Energy Associates, a limited partnership.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company, now NSTAR
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company, now NSTAR
EPA	U.S. Environmental Protection Agency
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
Exchange Act	Securities Exchange Act of 1934, as amended
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England Power Pool
NextEra Energy Resources	NextEra Energy Resources, LLC, formerly known as FPL Energy, LLC
NextEra Operating Services	NextEra Energy Operating Services, LLC, formerly known as FPL Energy Operating Services, Inc.
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
NSTAR	NSTAR Electric Company (formerly Boston Edison Company and Commonwealth Electric Company)
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with SUEZ GP and SUEZ LP
Partnerships	NEA together with NJEA
PMI	FPL Energy Power Marketing, LLC
PJM	PJM Interconnection L.L.C. (Pennsylvania-New Jersey-Maryland power pool)
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
registrants	Acquisition Corp. and NE LP
Rule 144A	Rule 144A promulgated under the Act
SEMNA	SUEZ Energy Marketing NA, Inc. (previously known as Tractebel Energy Marketing, Inc.)
SUEZ	GDF SUEZ Energy North America, Inc. (previously known as Tractebel, Inc.)
SUEZ GP	Tractebel Northeast Generation GP, Inc.
SUEZ LP	Tractebel Associates Northeast LP, Inc.
SUEZ Power	SUEZ Energy Generation North America, Inc. (previously known as Tractebel Power, Inc.)
Trustee	U.S. Bancorp, a Delaware corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

NE LP and NextEra Energy Resources each have subsidiaries and affiliates with names that include Northeast Energy, NE LP, NextEra Energy Resources, FPL Energy, FPLE, and ESI Energy and similar references. For convenience and simplicity, in this report the terms NextEra Energy Resources, FPL Energy, FPLE, Northeast Energy, NE LP and ESI Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events, performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will," "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "should," "would," "estimated," "may," "plan," "potential," "projection," "target," "outlook," "predict" and "intend" or words of similar meaning) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of either or both of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances, including unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I
Item 1. Business

General. NE LP, a Delaware limited partnership, was formed in 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of NextEra Energy Resources (formerly known as FPL Energy, LLC), which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and SUEZ GP and SUEZ LP (indirect wholly-owned subsidiaries, through SUEZ Power and SUEZ, which are wholly-owned subsidiaries of GDF Suez, a worldwide energy provider). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in 1991 and is located in Sayreville, New Jersey.

In connection with the acquisitions of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, SUEZ Power and Broad Street from Intercontinental Energy Corporation, a Massachusetts corporation. The Funding Corp. was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for publicly-issued debt.

The Acquisition Corp., a Delaware corporation, was formed in 1997. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and SUEZ Power. In 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for publicly-issued debt. The proceeds were loaned to NE LP and then distributed by NE LP to direct subsidiaries of NextEra Energy Resources and SUEZ Power. Repayment of the Funding Corp. and Acquisition Corp. debt is expected to be made from distributions from the Partnerships.

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

NEA owns, and prior to February 28, 2005, derived substantially all of its revenues from, a nominal 290 mw combined-cycle cogeneration facility. NJEA owns, and prior to 2004, derived substantially all of its revenue from, a combined-cycle generation facility with a summer output of 275 mw. However, in December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate their power purchase agreement, and in February 2005, an agreement between NEA and two Massachusetts utilities (now combined into one utility) became effective to amend and restate their power purchase agreements. These agreements provide for, among other things, the ability to deliver electricity to the utilities from sources other than NJEA's and NEA's cogeneration facilities. The Partnerships' facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy. The Partnerships were developed and operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. As a result of the amended and restated power purchase agreements, NJEA and NEA no longer operate as QFs. NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NJEA and NEA to sell power at market rates. NJEA and NEA received approval from the FERC to operate as EWGs with market based rate authority in December 2003 and February 2005, respectively. However, the Partnerships are not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters and must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

NEA and NJEA sell substantially all of their output capability to regulated utilities under the amended and restated power purchase agreements, described above, as follows:

Power Purchaser	MW	Power Purchase Agreement Expiration

NEA:
NSTAR (formerly Boston Edison)	100	September 15, 2016
NSTAR (formerly Boston Edison)	60	September 15, 2011
NSTAR (formerly Commonwealth)	20	September 15, 2016
NSTAR (formerly Commonwealth)	20	September 15, 2016

NEA Total	200
NJEA:
JCP&L	250	August 13, 2011

The remainder of the net electrical energy produced by the Partnerships, if any, is available for sale to the marketplace either directly to third parties or via NextEra Energy Resources' power marketing subsidiary. The NEA and NJEA power purchase agreements provide for fixed annual quantities with allowances for certain operational issues.

One of the NEA power purchase agreements was required to have an energy bank to record cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in that agreement. The energy bank balance bore interest at a rate specified in the agreement, and was partially secured by a letter of credit. In accordance with the agreement, in January 2007 NEA fulfilled its obligations to the utility related to the energy bank, and the energy bank requirement no longer applies.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The agreement provides for, among other things, the delivery of electricity to the New Jersey utility from sources other than NJEA's facility when NJEA decides to do so. In connection with this restructuring, NJEA amended its long-term natural gas supply agreement with PSE&G. Under the terms of the amended long-term natural gas supply agreement, the supplier provides all of the fuel required to run the facility when it is operating.

In connection with the NJEA amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility no longer operates as a base load facility. Under the terms of the termination agreement, NJEA no longer supplies steam to the steam offtaker and NJEA was obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

In February 2005, the amended and restated power purchase agreements among NEA as seller and NSTAR as utility purchaser became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment was capitalized as part of the power purchase agreements' intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted Emerging Issues Task Force Issue No. (EITF) 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreements.

NEA entered into two long-term natural gas supply agreements with PMI and SEMNA effective March 31, 2005 that enable NEA to purchase sufficient fuel for production.

The Partnerships will continue to receive the natural gas that fuels the Partnerships' facilities through long-term natural gas supply agreements with PMI and SEMNA and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term natural gas transportation and storage agreements. The remainder of the daily fuel requirement is satisfied by open-market purchases.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of NextEra Energy Resources, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI. In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

NextEra Operating Services, a wholly-owned indirect subsidiary of NextEra Energy Resources, provides O&M services for the Partnerships. See Management's Discussion - Related Party Information.

Seasonality. Revenues recognized and payments due to NJEA under the JCP&L power purchase agreement during the winter and summer seasons are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters. Compliance with these laws and regulations could increase the cost of electric service by requiring, among other things, changes in the design and operation of the facilities. Environmental laws and regulations are subject to change. The following is a discussion of emerging federal and state initiatives and rules that could potentially affect NE LP and the Partnerships.

Climate Change - The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for greenhouse gases. These legislative and regulatory proposals have differing methods of implementation and the impact on NE LP's and the Partnerships' facilities and/or the financial impact (either positive or negative) to NE LP and the Partnerships could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

The Regional Greenhouse Gas Initiative (RGGI) is a greenhouse gas reduction initiative whereby ten Northeast and Mid-Atlantic member states, including Massachusetts and New Jersey, have established a cap and trade program (a system by which affected generators buy and trade allowances under a set cap) for covered electric generating units. RGGI members have agreed to stabilize power plant carbon dioxide (CO2) emissions at 2009 levels through the end of 2014 and to further reduce the sector's emissions another 10% by the end of 2018. The RGGI greenhouse gas reduction requirements will affect NE LP's and the Partnerships' two facilities, requiring those facilities to acquire CO2 allowances for emissions of CO2 beginning in 2009. All RGGI states have enacted legislation and regulations and NE LP and the Partnerships, through PMI, began participating in quarterly CO2 emissions allowance auctions in 2008. While NE LP and the Partnerships anticipate additional variable costs as a result of RGGI, they do not expect such costs to have a materially adverse affect on their financial condition or future operating results.

During 2008, 2007 and 2006, the registrants were not required to make capital additions to comply with environmental laws and do not anticipate incurring such costs in 2009, 2010 or 2011.

Competition. Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements.

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

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through annual auctions, the first of which was conducted in February 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period that began on December 1, 2006 and continues through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to continue to result in increased gross margins for the NEA facility during the transition period. Total fixed capacity payments received under the settlement agreement were $13.1 million, $11.3 million, and $0.9 million for the periods ended December 31, 2008, 2007, and 2006, respectively.

Item 1A. Risk Factors
Risks Relating to Registrants' Business

The following are some important factors that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, including the operations and results of the Partnerships, and could cause the Acquisition Corp.'s and/or NE LP's actual results or outcomes, including those of the Partnerships, to differ materially from those discussed in forward-looking statements made by or on behalf of the Acquisition Corp. and/or NE LP in this combined Form 10-K, in response to questions or otherwise:

•

The registrants are subject to complex laws and regulations and to changes in laws or regulations, as well as changing governmental policies and regulatory actions, with respect to, among other things, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including matters related to the effects of climate change, operation of generation facilities, and present or prospective competition. This substantial and complex framework exposes the registrants to increased compliance costs and potentially significant monetary penalties for non-compliance.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations as well as the effect of changes in or additions to applicable statutes, rules and regulations that relate to, or in the future may relate to, for example, air quality, water quality, climate change, greenhouse gas emissions, CO2 emissions, waste management, marine and wildlife mortality, natural resources, health, safety and renewable portfolio standards that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding regulation, deregulation or restructuring of the energy industry, including, for example, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable and clean energy sources and reduction of carbon emissions. The registrants and the Partnerships will need to adapt to these changes and may face increasing costs and competitive pressure in doing so.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold to two regulated utilities under five power purchase agreements, two of which terminate in 2011 and the other three in 2016. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output of the generation facilities will be sold in the merchant markets. The sale of power in the merchant markets is based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. Economic factors, such as the current downturn, could adversely affect energy consumption and could adversely affect the results of operations of the registrants.

•

The operation and maintenance of power generation facilities involve many risks, including, for example, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects in the Partnerships' generation facilities unless and until such defects are remediated, use of new or unproven technology, the dependence on a specific fuel source, such as natural gas, failure or delay in the supply or transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), and the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses, including, for example, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations, or lost revenues due to prolonged outages. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including, for example, the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

NE LP and the Partnerships use derivative instruments, such as swaps, futures, and forwards, some of which are traded in the over-the-counter markets or on exchanges, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform or make payments under these derivative instruments. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success in competitive wholesale markets include, for example, the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation) and equipment, transmission constraints, competition from other and new sources of generation, excess generation capacity and shifting demand for power. There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results. In addition, the registrants' business depends upon power transmission and natural gas transportation facilities owned and operated by others; if transmission or fuel transportation is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver their wholesale power may be limited or their costs may increase.

•

The registrants' rely on contracts with vendors for the supply of fuel and equipment required for the operation of their facilities. If vendors fail to fulfill their contractual obligations, the registrants may need to make arrangements with other suppliers, which could result in higher costs and/or a disruption to their operations.

•

The registrants' results of operations are affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at power generation facilities. The registrants' results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.

•

The registrants are subject to costs and other potentially adverse effects of legal and regulatory proceedings, settlements, investigations and claims, as well as regulatory compliance and the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•

The Partnerships are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation and enforced by the FERC. These standards, which previously were being applied on a voluntary basis, became mandatory in June 2007. Noncompliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities, as well as cyber attacks and disruptive activities of individuals and/or groups. Infrastructure facilities and systems, including, for example, generation, transmission and distribution facilities, physical assets and information systems, in general, have been identified as potential targets. The effects of these threats and activities include, but are not limited to, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the United States economy, delay in economic recovery in the United States, and the increased cost and adequacy of security and insurance.

•

The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be adversely affected by international, national, state or local events as well as registrant-specific events.

•

The registrants, the Partnerships and the Funding Corp. are substantially leveraged. The ability of the registrants, the Partnerships and the Funding Corp. to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants, the Partnerships and the Funding Corp. are also subject to restrictive covenants under their debt agreements that will limit their ability to borrow or otherwise have access to additional funds.

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

The risks described herein are not the only risks facing the registrants. Additional risks and uncertainties also may materially adversely affect the Acquisition Corp.'s and/or NE LP's business, financial condition and/or future operating results.

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

Management of each of the registrants believes that the properties of the registrants and their subsidiaries are adequate for their operations. As of December 31, 2008, the Partnerships had the following properties:

Facility Type	Location	Principal Use

NEA cogeneration facility (a)	Bellingham, MA	Power production
NEA residential properties (b)	Bellingham, MA	Private residences
NJEA cogeneration facility (c)	Sayreville, NJ	Power production

(a)	Subject to the liens of a first and second mortgage.
(b)	NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.
(c)	Subject to the lien of a first mortgage.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This item is not applicable to either of the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2008	2007	2006	2005	2004

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$407,737	$331,269	$358,815	$355,249	$419,828
Net income	$133,249	$90,397	$167,159	$132,990	$193,199
Total assets	$724,311	$820,894	$975,058	$1,052,493	$1,077,994
Long-term debt, excluding current maturities	$173,018	$258,005	$335,467	$414,863	$483,816
Energy bank and other liabilities	$151	$151	$1,621	$42,816	$83,116
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$407,737	$331,269	$358,815	$355,238	$420,208
Net income	$146,243	$105,443	$183,809	$150,783	$212,239
Total assets	$723,539	$819,694	$959,670	$1,050,305	$1,075,235
Long-term debt, excluding current maturities	$65,223	$119,839	$171,640	$225,661	$278,302
Energy bank and other liabilities	$-	$-	$1,471	$42,664	$82,964
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$119,840	$171,641	$264,112	$278,303	$323,651
Long-term debt, excluding current maturities	$65,223	$119,839	$171,640	$225,661	$278,302
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$5	$6	$7	$7	$9
Total assets	$127,752	$149,752	$185,471	$184,952	$193,752
Long-term debt, excluding current maturities	$101,200	$127,600	$149,600	$171,600	$184,800

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations
NE LP Consolidated

NE LP's net income for 2008, 2007 and 2006 was $133.2 million, $90.4 million and $167.2 million, respectively. Net income for 2008 increased due to favorable pricing of $68.5 million which is reflected in revenues, partially offset by increased fuel costs of $41.4 million. Net income for 2007 was affected by increased fuel costs of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing, primarily on purchased power, of $0.4 million which is reflected in revenues. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing, primarily on purchased power, of $35.3 million which is reflected in revenues.

NE LP Consolidated - 2008 compared to 2007

In 2008, 2007 and 2006, NE LP's revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities was sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

NE LP's revenues for 2008 and 2007 were comprised of $407.7 million and $331.3 million of power sales to utilities, net of purchased power, respectively. Revenue increased in 2008 compared to 2007 primarily due to favorable pricing of $68.5 million and increased volume of $8.0 million due to increased generation of power at the NJEA facility, partially offset by decreased generation of power at the NEA facility.

Fuel expense, net of fuel sales, increased in 2008 by $41.4 million primarily due to increased fuel prices and increased generation of power at the NJEA facility, partially offset by decreased generation of power at the NEA facility.

O&M expense increased by $1.7 million in 2008 compared to 2007 primarily as a result of increased generation of power at the NJEA facility and scheduled maintenance outages at NJEA and NEA, partially offset by decreased generation of power at the NEA facility.

Depreciation and amortization expense increased by $2.3 million in 2008 compared to 2007 due primarily to increased depreciation of assets, measured on a unit of production basis, mainly resulting from increased generation at the NJEA facility, as well as increased amortization of the intangible assets associated with the power purchase agreements.

NE LP makes scheduled interest and principal payments on its outstanding debt semiannually on June 30 and December 30. Interest expense for NE LP decreased in 2008 by $7.6 million due to decreasing principal balances on its outstanding debt.

Interest income decreased in 2008 compared to 2007 by $1.0 million due primarily to decreased rates of return on cash balances.

In February 2007, NEA  incurred costs related to damage to one of NEA's combustion turbines. In October 2008, a settlement agreement was reached with the insurance companies, net of NEA's deductible, for $1.9 million, of which $1.7 million was received in 2008. As a result, in 2008, NEA recorded a gain of $1.2 million, reduced O&M expenses by $0.4 million and reduced the carrying value of certain turbine parts by $0.3 million.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NEA recognized a loss on disposal of assets of $2.8 million in 2007. In March 2008 NEA entered into an agreement with a supplier (the Replacement Parts Agreement) under which NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts. In March 2008, NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which used all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement was recorded in other income in 2008.

In connection with repair work performed on one of NEA's combustion turbines during 2007, NEA recognized a net loss on disposal of assets of $0.6 million.

In connection with an inspection of one of NEA's combustion turbines in October 2008, damage was discovered. NEA filed a warranty claim, and the manufacturer has agreed to cover substantially all related costs for parts and labor, and accordingly, no loss on disposal of assets was recognized. The Partnerships' parts on-hand were used to replace the damaged parts.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case in August 2006 with the FERC. The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. NextEra Energy Resources on behalf of NEA and other plants operated by NextEra Energy Resources, filed a protest of the rate increase with the FERC in September 2006. The filed rates went into effect on March 1, 2007. In August 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA. The proposed settlement agreement was submitted to the FERC for review and approval and in March 2008 the FERC accepted the settlement agreement. NEA received a refund of $0.3 million under the settlement in July 2008 which was recorded to fuel expense.

NE LP Consolidated - 2007 compared to 2006

NE LP's revenues for 2007 and 2006 were comprised of $331.3 million and $358.8 million of power sales to utilities, net of purchased power. Power sales to utilities reflect energy bank amortization of $1.5 million and $41.5 million in 2007 and 2006, respectively. Power sales to utilities include $0 and $1.8 million of revenue from the sale of emission allowances in 2007 and 2006, respectively. Revenue decreased in 2007 compared to 2006 primarily due to lower energy bank amortization of $40.0 million resulting from NEA's satisfaction of the energy bank liability balance in January 2007, and unfavorable pricing under the restructured power purchase agreements of $59.1 million, offset by lower purchased power costs of $59.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases in capacity revenues of $9.8 million, and increases in ancillary operating revenues of $2.3 million.

Fuel expense increased in 2007 compared to 2006 by $55.4 million due primarily to increased generation of power from the NJEA and NEA facilities and higher unrealized mark-to-market losses on derivatives of $8.3 million primarily associated with natural gas storage supply, partially offset by higher margin on natural gas sales of $1.5 million.

O&M expense decreased in 2007 compared to 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities that occurred in 2006, partially offset in 2007 by repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased in 2007 compared to 2006 due primarily to additional amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements.

General and administrative expenditures decreased in 2007 compared to 2006 primarily due to lower municipal property tax payments on the NEA and NJEA facilities.

NE LP makes scheduled interest and principal payments on its outstanding debt semiannually on June 30 and December 30. Interest expense for NE LP decreased in each of 2007 and 2006 as a result of decreasing principal balances on its outstanding debt and energy bank liability.

Interest income increased in 2007 compared to 2006 due to higher average cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007, partially offset by a gain on the sale of certain NEA assets of $0.4 million. In March 2008, NEA entered into an agreement with a supplier under which NEA recovered $1.8 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.

The Partnerships

The Partnerships' net income for 2008, 2007 and 2006 was $146.2 million, $105.4 million and $183.8 million, respectively. Net income for 2008 increased due to favorable pricing of $68.5 million which is reflected in revenues, partially offset by increased fuel costs of $41.4 million. Net income for 2007 reflected increased fuel costs of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing primarily on purchased power of $0.4 million which is reflected in revenues. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing primarily on purchased power of $35.3 million which is reflected in revenues.

The Partnerships - 2008 compared to 2007

In 2008, 2007 and 2006, the Partnerships' revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities was sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

The Partnerships' revenues for 2008 and 2007 were comprised of $407.7 million and $331.3 million of power sales to utilities, net of purchased power, respectively. Revenue increased in 2008 compared to 2007 primarily due to favorable pricing of $68.5 million and increased volume of $8.0 million due to increased generation of power at the NJEA facility, partially offset by decreased generation of power at the NEA facility.

Fuel expense, net of fuel sales, increased in 2008 by $41.4 million primarily due to increased fuel prices and increased generation of power at the NJEA facility, partially offset by decreased generation of power at the NEA facility.

O&M expense increased by $1.7 million in 2008 compared to 2007 primarily as a result of increased generation of power at the NJEA facility and scheduled maintenance outages, partially offset by decreased generation of power at the NEA facility.

Depreciation and amortization expense increased by $2.3 million in 2008 compared to 2007 due primarily to increased depreciation of assets, measured on a unit of production basis, mainly resulting from increased generation at the NJEA facility, as well as increased amortization of the intangible assets associated with the power purchase agreements.

The Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30. Interest expense for the Partnerships decreased in 2008 by $5.5 million due to decreasing principal balances on their outstanding debt.

Interest income decreased in 2008 compared to 2007 by $0.9 million due primarily to decreased rates of return on cash balances.

In February 2007, NEA  incurred costs related to damage to one of NEA's combustion turbines. In October 2008, a settlement agreement was reached with the insurance companies, net of NEA's deductible, for $1.9 million, of which $1.7 million was received in 2008. As a result, in 2008, NEA recorded a gain of $1.2 million, reduced O&M expenses by $0.4 million and reduced the carrying value of certain turbine parts by $0.3 million.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NEA recognized a loss on disposal of assets of $2.8 million in 2007. In March 2008 NEA entered into the Replacement Parts Agreement under which NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts. In March 2008, NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which used all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement was recorded in other income in 2008.

In connection with repair work performed on one of NEA's combustion turbines during 2007, NEA recognized a net loss on disposal of assets of $0.6 million.

In connection with an inspection of one of NEA's combustion turbines in October 2008, damage was discovered. NEA has filed a warranty claim, and the manufacturer has agreed to cover substantially all related costs for parts and labor, and accordingly, no loss on disposal of assets was recognized. The Partnerships' parts on-hand were used to replace the damaged parts.

Transco filed a new general rate case in August 2006 with the FERC. The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. NextEra Energy Resources on behalf of NEA and other plants operated by NextEra Energy Resources, filed a protest of the rate increase with the FERC in September 2006. The filed rates went into effect on March 1, 2007. In August 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA. The proposed settlement agreement was submitted to the FERC for review and approval and in March 2008 the FERC accepted the settlement agreement. NEA received a refund of $0.3 million under the settlement in July 2008 which was recorded to fuel expense.

The Partnerships - 2007 compared to 2006

The Partnerships' revenues for 2007 and 2006 were comprised of $331.3 million and $358.8 million of power sales to utilities, net of purchased power. Power sales to utilities reflect energy bank amortization of $1.5 million and $41.5 million in 2007 and 2006, respectively. Power sales to utilities include $0 and $1.8 million of revenue from the sale of emission allowances in 2007 and 2006, respectively. Revenue decreased in 2007 compared to 2006 primarily due to lower energy bank amortization of $40.0 million resulting from NEA's satisfaction of the energy bank liability balance in January 2007, and unfavorable pricing under the restructured power purchase agreements of $59.1 million, offset by lower purchased power costs of $59.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases in capacity revenues of $9.8 million, and increases in ancillary operating revenues of $2.3 million.

Fuel expense increased in 2007 compared to 2006 by $55.4 million due primarily to increased generation of power from the NJEA and NEA facilities and higher unrealized mark-to-market losses on derivatives of $8.3 million primarily associated with natural gas storage supply, partially offset by higher margin on natural gas sales of $1.5 million.

O&M expense decreased in 2007 compared to 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities that occurred in 2006, partially offset in 2007 by repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased in 2007 compared to 2006 due primarily to additional amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements.

General and administrative expenditures decreased in 2007 compared to 2006 primarily due to lower municipal property tax payments on the NEA and NJEA facilities.

The Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2007 and 2006 as a result of decreasing principal balances on their outstanding debt and energy bank liability.

Interest income increased in 2007 compared to 2006 due to higher average cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007, offset by a gain on the sale of certain NEA assets of $0.4 million. In March 2008, NEA entered into an agreement with a supplier under which NEA recovered $1.8 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semiannual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2008 and 2007 as a result of decreasing principal balances on their outstanding debt.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to NextEra Energy Resources. Payments to these entities for these services were $5.3 million, $4.9 million, and $4.9 million in 2008, 2007 and 2006, respectively. For additional information see Note 5 to the Consolidated and Combined Financial Statements.

In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. Payments to PMI under that agreement are included in the payments described in the preceding paragraph. For additional information see Note 5 to the Consolidated and Combined Financial Statements.

The Partnerships receive fuel pursuant to fuel supply agreements with entities related to NextEra Energy Resources and SUEZ. For additional information see Note 3 to the Consolidated and Combined Financial Statements - Fuel Supply, Transportation and Storage Agreements.

In 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with the NJEA amended and restated power purchase agreement. The related interest expense was $1.1 million, $1.4 million and $1.7 million in 2008, 2007 and 2006, respectively. See Note 4 to the Consolidated and Combined Financial Statements.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1994 of the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The related interest expense was $15.5 million, $20.5 million and $25.5 million in 2008, 2007 and 2006, respectively.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1998 of the Acquisition Corp.'s secured notes (Acquisition Corp. Securities) were loaned to NE LP and evidenced by a promissory note. The related interest expense was $11.5 million, $13.3 million and $14.5 million in 2008, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2008 was sufficient to fund operating expenses as well as the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $135.0 million in principal and interest through 2010, including approximately $65.0 million in 2009. It is anticipated that cash requirements for principal and interest payments in 2009 will be satisfied with the Partnerships' cash flows from operating activities. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Note 3 to Funding Corp.'s Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Capital expenditures for the Partnerships were $9.1 million, $7.5 million and $3.0 million in 2008, 2007 and 2006, respectively. The increases in 2008 and 2007 relate primarily to capital spare parts used in maintenance outages and various equipment upgrades for the two generating facilities.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained. In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2008 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. and NE LP's note payable-affiliate. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $283.6 million in principal and interest through 2011, including approximately $101.1 million in 2009. Debt maturities of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $11.9 million in principal and interest through 2011, including approximately $4.8 million in 2009. It is anticipated that cash requirements for principal and interest payments in 2009 will be satisfied with NE LP's cash flows from operations. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Note 3 to Acquisition Corp.'s Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

NE LP's capital expenditures were $9.1 million, $7.5 million and $3.0 million in 2008, 2007 and 2006, respectively. The increases in 2008 and 2007 relate primarily to capital spare parts used in maintenance outages and various equipment upgrades for the two generating facilities.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained. In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2008 were as follows:
NE LP AND THE PARTNERSHIPS December 31, 2008 (Thousands of Dollars)

	Total	2009	2010-11	2012-13	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp debt(a)	$134,993	$64,990	$70,003	$-	$-
Operating leases	1,086	321	678	87	-
Other long-term obligations:
Administrative agreement(b)	5,400	600	1,200	1,200	2,400
O&M agreement(b)	10,500	1,500	3,000	3,000	3,000
Fuel management agreement(b)	12,600	900	1,800	1,800	8,100
Natural gas, including transportation and storage	32,139	9,445	17,253	2,503	2,938

Total Partnerships	196,718	77,756	93,934	8,590	16,438

NE LP:
Acquisition Corp debt(a)	148,606	36,068	112,538	-	-
Affiliate debt(a)	11,912	4,765	7,147	-	-

Total NE LP	160,518	40,833	119,685	-	-

Total contractual obligations	$357,236	$118,589	$213,619	$8,590	$16,438

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

Critical Accounting Policies and Estimates

NE LP's and the Partnerships' significant accounting policies are described in Note 2 to the Consolidated and Combined Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States. Critical accounting policies are those that NE LP and the Partnerships believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NE LP and the Partnerships consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated and combined financial statements.

Accounting for Derivatives and Hedging Activities - NE LP and the Partnerships use derivative instruments (primarily swaps, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity and to optimize the value of power generation assets. To a lesser extent, NE LP and the Partnerships also engage in limited energy trading activities to take advantage of expected future favorable price movements. Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on NE LP's and the Partnerships' Consolidated and Combined Balance Sheets at fair value as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses). Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel. Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices. The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes. However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract. Changes in derivative fair values for power purchase and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge. For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of partners' equity, rather than being recognized in current earnings. For those transactions accounted for as fair value hedges, the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged. At December 31, 2008, no cash flow hedges existed at NE LP or the Partnerships.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance do not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations. A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the statement of operations.

See Note 2 to the Consolidated and Combined Financial Statements - Accounting for Derivative Instruments and Hedging Activities.

Major Maintenance - Major maintenance costs for combustion turbines are capitalized and amortized on a unit of production basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $3.5 million and $4.8 million at December 31, 2008 and 2007, respectively, and are included in other assets. For the years ended December 31, 2008, 2007 and 2006, NE LP and the Partnerships recorded major maintenance expenses of approximately $2.0 million, $1.9 million and $3.5 million, respectively.

See Note 2 to the Consolidated and Combined Financial Statements - Major Maintenance Costs.

Contract Restructurings - In prior years, NE LP and the Partnerships restructured power purchase agreements and fuel supply contracts to maximize the profitability of the Partnerships. Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. NE LP and the Partnerships focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification. The calculation of changes in volume, prices and cash flows, as well as the fair value of any new contract, involves the use of estimates and judgments about future events. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

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

Interest Rate Risk - The fair value of the registrants', the Partnerships' and Funding Corp.'s long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2008			December 31, 2007

	Carrying Value(b)	Estimated Fair Value(d)	Hypothetical Increased Estimated Fair Value(e)	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(e)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP / Acquisition Corp. (a)	$138,166	$138,682	$140,540	$163,827	$167,567	$169,109
Long-term debt, including current maturities, of Partnerships / Funding Corp.	$119,839	$125,396	$126,306	$171,640	$181,338	$183,971

(a)	Includes affiliate note for NE LP and Acquisition Corp. Securities.
(b)

Based on the book value of the Acquisition Corp. Securities ($127,600 and $149,600) and the affiliate note ($10,566 and $14,227) as of December 31, 2008 and 2007, respectively. Based on the book value of the Funding Corp. Securities as of December 31, 2008 and 2007, respectively.

(c)

Based on the bid price of the Acquisition Corp. Securities ($153,340) and the book value of the affiliate note ($14,227) as of December 31, 2007. Based on the bid price of the Funding Corp. Securities as of December 31, 2007.

(d)

Based on an internally developed model for the Acquisition Corp. Securities ($128,116) and the book value of the affiliate note ($10,566) as of December 31, 2008. Based on an internally developed model for the Funding Corp. Securities as of December 31, 2008. Bid prices were not available for 2008 due to recent changes in the market.

(e)

Based on the benchmark yield and basis spread for the Acquisition Corp. Securities ($129,974 and $154,882) and the book value of the affiliate note ($10,566 and $14,227) as of December 31, 2008 and 2007, respectively. Based on the benchmark yield and basis spread for the Funding Corp. Securities as of December 31, 2008 and 2007, respectively.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2008 and 2007, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2007	$-	$27	$27
December 31, 2008	$-	$3	$3
Average for the period ended December 31, 2008	$-	$21	$21

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

Concentration of Credit Risk - At December 31, 2008 and 2007, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements, NSTAR (formerly Boston Edison and Commonwealth) and JCP&L. If one or both of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2008, and the combined balance sheets of Northeast Energy Associates (a limited partnership) and North Jersey Energy Associates (a limited partnership), two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2008 and 2007, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2008. These Partnerships are under common ownership and common management. These financial statements are the responsibility of the respective Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnerships are not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates and North Jersey Energy Associates as of December 31, 2008 and 2007, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants Boca Raton, Florida March 19, 2009

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$48,186	$45,257
Accounts receivable	85,495	87,210
Spare parts inventories	5,943	4,769
Fuel inventories	10,877	8,830
Prepaid expenses and other current assets	1,299	3,689

Total current assets	151,800	149,755

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,191 and $5,781, respectively)	769	1,179
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $201,140 and $180,912, respectively)	319,420	333,548
Power purchase agreements (net of accumulated amortization of $697,324 and $614,636, respectively)	244,032	326,720
Other assets	3,578	4,980

Total non-current assets	572,511	671,139

TOTAL ASSETS	$724,311	$820,894

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$54,616	$51,801
Current portion of notes payable - the Acquisition Corp.	26,400	22,000
Current portion of notes payable - affiliate	3,971	3,661
Accounts payable	1,100	11,335
Due to related parties	30,616	26,639
Other accrued expenses	17,025	10,841

Total current liabilities	133,728	126,277

Non-current liabilities:
Deferred revenue	66,944	45,479
Notes payable - the Funding Corp.	65,223	119,839
Note payable - the Acquisition Corp.	101,200	127,600
Note payable - affiliate	6,595	10,566
Other liabilities	151	151
Lease payable	319	443

Total non-current liabilities	240,432	304,078

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,003	7,810
Limited partners	343,148	382,729

Total partners' equity	350,151	390,539

TOTAL LIABILITIES AND PARTNERS' EQUITY	$724,311	$820,894

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

REVENUES	$407,737	$331,269	$358,815

COSTS AND EXPENSES:
Fuel	121,645	80,226	24,799
Operations and maintenance	15,229	13,573	14,911
Depreciation and amortization	103,957	101,665	98,770
General and administrative	9,798	9,316	10,102

Total costs and expenses	250,629	204,780	148,582

OPERATING INCOME	157,108	126,489	210,233

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	410	474	519
Interest expense	28,173	35,746	44,703
Interest income	(1,553)	(2,507)	(2,198)
Other (income) expense	(3,171)	2,379	50

Total other expense, net	23,859	36,092	43,074

NET INCOME	$133,249	$90,397	$167,159

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$133,249	$90,397	$167,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,367	102,139	99,289
(Gain) loss on disposals of assets, net	(3,171)	2,379	-
Unrealized mark to market loss (gain) on derivatives	3,221	2,283	(6,058)
Changes in assets and liabilities:
Accounts receivable	4,852	13,426	(24,253)
Prepaid expenses and other assets	(1,214)	2,249	(3,873)
Accounts payable and accrued expenses	(5,202)	(4,295)	12,118
Accrued interest payable	-	(19,247)	19,247
Deferred revenue	21,465	21,379	14,871
Energy bank and other liabilities	-	(1,470)	(41,195)
Due to related parties	3,977	3,167	(40,222)
Lease payable	(124)	(111)	(99)

Net cash provided by operating activities	261,420	212,296	196,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,126)	(7,546)	(2,956)
Proceeds from sales of assets	-	366	-
Proceeds from insurance claim	1,734	-	-

Net cash used in investing activities	(7,392)	(7,180)	(2,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable - affiliate	(3,661)	(3,375)	(3,112)
Principal payments on the Acquisition Corp. notes	(22,000)	(28,600)	(6,600)
Principal payments on the Funding Corp. notes	(51,801)	(80,342)	(26,320)
Distributions to partners	(173,637)	(131,667)	(169,926)

Net cash used in financing activities	(251,099)	(243,984)	(205,958)

Net increase (decrease) in cash and cash equivalents	2,929	(38,868)	(11,930)
Cash and cash equivalents at beginning of period	45,257	84,125	96,055

Cash and cash equivalents at end of period	$48,186	$45,257	$84,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,122	$54,454	$22,435

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to cogeneration facilities	$2,076	$-	$-
Reclassification of cogeneration facilities to accounts receivable under warranty claim	$3,128	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2008, 2007 and 2006 (Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2005	$8,692	$425,884	$434,576
Net income	3,342	163,817	167,159
Distributions to partners	(3,398)	(166,528)	(169,926)

Balances, December 31, 2006	8,636	423,173	431,809
Net income	1,807	88,590	90,397
Distributions to partners	(2,633)	(129,034)	(131,667)

Balances, December 31, 2007	7,810	382,729	390,539
Net income	2,665	130,584	133,249
Distributions to partners	(3,472)	(170,165)	(173,637)

Balances, December 31, 2008	$7,003	$343,148	$350,151

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$48,184	$45,246
Accounts receivable	85,495	87,210
Spare parts inventories	5,943	4,769
Fuel inventories	10,877	8,830
Prepaid expenses and other current assets	1,298	3,679

Total current assets	151,797	149,734

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $201,140 and $180,912, respectively)	319,420	333,548
Power purchase agreements (net of accumulated amortization of $697,324 and $614,636, respectively)	244,032	326,720
Other assets	3,578	4,980

Total non-current assets	571,742	669,960

TOTAL ASSETS	$723,539	$819,694

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$54,616	$51,801
Accounts payable	1,100	11,335
Due to related parties	30,616	26,639
Other accrued expenses	17,025	10,841

Total current liabilities	103,357	100,616

Non-current liabilities:
Deferred revenue	66,944	45,479
Notes payable - the Funding Corp.	65,223	119,839
Lease payable	319	443

Total non-current liabilities	132,486	165,761

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,877	5,533
Limited partners	482,819	547,784

Total partners' equity	487,696	553,317

TOTAL LIABILITIES AND PARTNERS' EQUITY	$723,539	$819,694

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

REVENUES	$407,737	$331,269	$358,815

COSTS AND EXPENSES:
Fuel	121,645	80,226	24,799
Operations and maintenance	15,229	13,573	14,911
Depreciation and amortization	103,957	101,665	98,770
General and administrative	9,791	9,310	10,095

Total costs and expenses	250,622	204,774	148,575

OPERATING INCOME	157,115	126,495	210,240

OTHER EXPENSE (INCOME):
Interest expense	15,555	21,086	28,508
Interest income	(1,512)	(2,413)	(2,127)
Other (income) expense	(3,171)	2,379	50

Total other expense, net	10,872	21,052	26,431

NET INCOME	$146,243	$105,443	$183,809

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$146,243	$105,443	$183,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,957	101,665	98,770
(Gain) loss on disposals of assets, net	(3,171)	2,379	-
Unrealized mark to market loss (gain) on derivatives	3,221	2,283	(6,058)
Changes in assets and liabilities:
Accounts receivable	4,852	13,426	(24,253)
Prepaid expenses and other assets	(1,223)	2,251	(3,873)
Accounts payable and accrued expenses	(5,202)	4,351	3,474
Accrued interest payable	-	(12,129)	12,129
Deferred revenue	21,465	21,379	14,871
Energy bank and other liabilities	-	(1,471)	(41,193)
Due to related parties	3,977	3,168	(40,223)
Lease payable	(124)	(111)	(99)

Net cash provided by operating activities	273,995	242,634	197,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,126)	(7,546)	(2,956)
Proceeds from sales of assets	-	366	-
Proceeds from insurance claim	1,734	-	-

Net cash used in investing activities	(7,392)	(7,180)	(2,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(51,801)	(80,342)	(26,320)
Distributions to partners	(211,864)	(180,264)	(193,727)

Net cash used in financing activities	(263,665)	(260,606)	(220,047)

Net increase (decrease) in cash and cash equivalents	2,938	(25,152)	(25,649)
Cash and cash equivalents at beginning of period	45,246	70,398	96,047

Cash and cash equivalents at end of period	$48,184	$45,246	$70,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,504	$32,674	$13,359

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to cogeneration facilities	$2,076	$-	$-
Reclassification of cogeneration facilities to accounts receivable under warranty claim	$3,128	$-	$-

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2005	$6,381	$631,675	$638,056
Net income	1,838	181,971	183,809
Distributions to partners	(1,937)	(191,790)	(193,727)

Balances, December 31, 2006	6,282	621,856	628,138
Net income	1,054	104,389	105,443
Distributions to partners	(1,803)	(178,461)	(180,264)

Balances, December 31, 2007	5,533	547,784	553,317
Net income	1,462	144,781	146,243
Distributions to partners	(2,118)	(209,746)	(211,864)

Balances, December 31, 2008	$4,877	$482,819	$487,696

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006

1. Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed in 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and SUEZ Energy Generation North America, Inc. (SUEZ Power). ESI Energy is wholly-owned by NextEra Energy Resources, LLC (NextEra Energy Resources), formerly known as FPL Energy, LLC, which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. SUEZ Power is a direct wholly-owned subsidiary of GDF SUEZ Energy North America, Inc., which is a direct wholly-owned subsidiary of GDF Suez, a worldwide energy provider. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA and NJEA commenced commercial operation in 1991. The Partnerships operate in the independent power industry and had been granted permission by the FERC to operate as qualifying facilities (QFs) as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations. In December 2003, NJEA executed an amended and restated power purchase agreement and in February 2005, NEA executed an agreement to amend and restate certain power purchase agreements and neither facility now operates as a QF. Both NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NEA and NJEA to sell power at market rates.

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

Impairment of Long-Lived Assets - NE LP and the Partnerships evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in Statement of Financial Accounting Standards No. (FAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Each of NE LP and the Partnerships concluded there was no impairment of tangible or intangible assets in 2008, 2007, and 2006.

Accounting for Asset Retirement Obligations - The registrants, the Partnerships and the Funding Corp. account for asset retirement obligations and conditional asset retirement obligations (collectively AROs) under FAS 143, "Accounting for Asset Retirement Obligations" and Financial Accounting Standards Board (FASB) Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FAS 143 requires that a liability for the fair value of an ARO be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. FIN 47 clarifies a conditional ARO as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Assets and liabilities related to FIN 47 are treated in accordance with FAS 143.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2008 and 2007, the recorded amount of cash and cash equivalents approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from one Massachusetts utility and one New Jersey utility for electricity delivered and sold under five power purchase agreements. Pricing under the four amended Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates for power delivered and a variable component indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is based on initial floor prices per kilowatt-hour, subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors, fuel indices, and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. Revenue recognized is also deferred to the extent that stipulated rates under the amended power purchase agreements are higher in early years of the agreement and exceed average rates over the term of the agreement. The amount deferred is reflected on the balance sheets in deferred revenue. Power sales to utilities includes $1.8 million of revenue from the sale of emission allowances in 2006. There was no revenue from the sale of emission allowances in 2008 and 2007. The emissions allowances have no cost basis and are recognized as revenue at the time of sale.

Plant and Equipment and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years, with the exception of certain turbine parts that are depreciated on a unit of production basis based upon estimated total starts over their useful lives. Depreciation expense was $21.1 million, $20.2 million and $19.6 million for 2008, 2007 and 2006, respectively.

Major Maintenance Costs - NE LP and the Partnerships use the deferral method to account for certain planned major maintenance costs.

Major maintenance costs for combustion turbines are capitalized and amortized on a unit of production basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $3.5 million and $4.8 million at December 31, 2008 and 2007, respectively, and are included in other assets. For the years ended December 31, 2008, 2007 and 2006, NE LP and the Partnerships recorded major maintenance expenses of approximately $2.0 million, $1.9 million and $3.5 million, respectively.

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on a weighted- average cost basis, or market unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

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

Accounting for Derivatives and Hedging Activities - Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with FAS 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily swaps, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity. In addition, NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2008 and 2007, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of the net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate.

Unrealized mark-to-market losses, net, on derivative transactions were $3.2 million for the year ended December 31, 2008. The current portion of the derivative liability was $0.9 million at December 31, 2008 and is included in the combined and consolidated balance sheets under other accrued expenses. There was not a non-current component of the derivative liability at December 31, 2008. Unrealized mark-to-market losses, net, on derivative transactions were $2.3 million for the year ended December 31, 2007. The current portion of the derivative asset was $2.4 million at December 31, 2007 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2007. Unrealized mark-to-market gains, net, on derivative transactions were $6.1 million for the year ended December 31, 2006.

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6.

Fair Value Measurements - Effective January 1, 2008, NE LP and the Partnerships adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and any other fair value measurements made on a recurring basis and on January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis. The adoption of the recognition provisions of FAS 157 did not have a material effect on NE LP and the Partnerships' financial statements. See Note 7.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial assets and liabilities at fair value. The standard does not extend to non-financial instruments. NE LP and the Partnerships were permitted to adopt FAS 159 on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008 but may elect to account for new financial assets and liabilities at fair value in the future. See Note 7.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2016. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2008. Restructuring of the NJEA power purchase agreement occurred in 2003 as discussed below. Restructuring of four of the NEA power purchase agreements, as discussed below, and termination of the remaining NEA power purchase agreement occurred in 2005.

In 2003, NJEA's agreement with the New Jersey utility to amend and restate the power purchase agreement became effective. The agreement provides for, among other things, the ability to deliver electricity to the utility from sources other than NJEA's facility at NJEA's discretion. In accordance with the agreement, NJEA paid $26.2 million to the New Jersey utility through a cash contribution by NE LP. NE LP received funding through a loan to NE LP from an affiliate of NE LP which matures in June 2011. In connection with this restructuring, NJEA amended its remaining long-term natural gas supply agreement and terminated the long-term natural gas supply agreements with SEMNA and PMI in 2004. Under the terms of the amended long-term natural gas supply agreement, the supplier will provide all of the fuel required to run the facility when it is operating.

In 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. Effective January 1, 2007, Boston Edison and Commonwealth became one utility, NSTAR Electric Company (NSTAR). The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment is capitalized as part of the power purchase agreement's intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted EITF 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreement. Consequently, NE LP and the Partnerships recognized a reduction to revenue of $21.5 million, $21.4 million and $14.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, power sale revenues from two different utilities accounted for approximately 38% and 40%, 37% and 40%, and 36% and 47%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

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

Energy Bank Balance - As of December 31, 2006, one of the NEA power purchase agreements continued to have an energy bank and recorded cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank was based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. As of December 31, 2008 and 2007, there was no longer any energy bank balance. Amortization was $1.5 million and $37.6 million in 2007 and 2006, respectively. The energy bank balance bore interest at a rate specified in the agreement, and was partially secured by a letter of credit. In accordance with the power purchase agreement, NEA satisfied its energy bank obligations in January 2007 and the related letter of credit expired.

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with PSE&G, PMI and SEMNA. Various pipeline companies provide transportation of the natural gas. Natural gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The PSE&G contract commenced in 1991 and provided for the sale and delivery to NJEA of up to 25,000 MMBtu/day of natural gas for a term of 20 years. The contract price of the PSE&G natural gas is established monthly using a contractually specified mechanism.

In connection with the amended and restated power purchase agreement mentioned above, in 2003, NJEA amended its long-term natural gas supply agreement with PSE&G. Under the terms of the amended agreement, PSE&G provides all of the fuel required to operate the facility when NJEA decides it is economically beneficial to do so. NJEA is required to pay a monthly fee of $0.2 million to PSE&G regardless of whether fuel is purchased during the month. Total charges under NJEA's contract with PSE&G, including transportation costs, during 2008, 2007 and 2006, were approximately $97.8 million, $55.6 million and $27.7 million, respectively.

NEA entered into two long-term natural gas supply agreements with PMI and SEMNA in 2005 that enable NEA to purchase sufficient fuel for production. Fuel purchased under agreements between NEA and PMI and SEMNA was $273.9 million, $188.5 million and $161.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included on the Consolidated and Combined Statements of Operations in fuel expense.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of NextEra Energy Resources, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI. In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

NEA's long-term fuel contractual arrangements call for monthly demand charge payments and are included on the Consolidated and Combined Statements of Operations in fuel expense. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of NEA's specified fuel requirements in any month and regardless of whether NEA uses the capacity reserved. These demand charges totaled approximately $13.7 million, $13.1 million and $12.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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
4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2008	2007

	(in thousands)
9.77% Senior Secured Bonds Due 2010, Series A	$119,839	$171,640
Less current maturities	54,616	51,801

Long-term debt, excluding current maturities	$65,223	$119,839

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. As of December 31, 2008, future principal payments (in thousands) are as follows:

Year ending December 31:
2009	$54,616
2010	65,223

Total	$119,839

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments to the Funding Corp. on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the Partnerships' notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

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

The Acquisition Corp. Securities are subject to optional redemption by the Acquisition Corp. at the direction of NE LP after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption by the Acquisition Corp. at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

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

Affiliate Debt - In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. NJEA paid the New Jersey utility $26.2 million through a cash contribution from NE LP. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually. Interest expense was $1.1 million, $1.4 million and $1.7 million in 2008, 2007 and 2006, respectively.

As of December 31, 2008, future principal payments (in thousands) by NE LP are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total

Year ending December 31:
2009	$26,400	$3,971	$30,371
2010	35,200	4,307	39,507
2011	66,000	2,288	68,288

Total	127,600	10,566	$138,166

Current portion	26,400	3,971

Long term portion	$101,200	$6,595

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to NextEra Energy Resources have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $0.9 million, $0.8 million and $0.8 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to NextEra Energy Resources have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $2.2 million, $2.0 million and $1.8 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to NextEra Energy Resources that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $1.3 million, $1.2 million and $1.2 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $1.0 million, $0.9 million and $1.1 million for the years ending December 31, 2008, 2007 and 2006, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $163.9 million, $106.0 million and $61.6 million in 2008, 2007 and 2006, respectively.

Fuel Contracts - As discussed in Note 3, in 2005, NEA entered into two long-term natural gas supply agreements with PMI and SEMNA that enabled NEA to purchase sufficient fuel for production. Fuel purchased under these agreements was $273.9 million, $188.5 million and $161.0 million in 2008, 2007 and 2006, respectively.

O&M of the Cogeneration Facilities - An entity related to NextEra Energy Resources provides O&M services for the Partnerships. The Partnerships incurred $15.2 million, $13.6 million and $14.9 million for O&M expense for the years ended December 31, 2008, 2007 and 2006, respectively, of which $5.4 million, $4.4 million and $4.2 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.5 million, $0.6 million and $0.5 million at December 31, 2008, 2007 and 2006, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually on June 30 and December 30 of each year. Interest expense was $1.1 million, $1.4 million and $1.7 million in 2008, 2007 and 2006, respectively.

The proceeds from the Funding Corp.'s Securities were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Interest expense was $15.5 million, $20.5 million and $25.5 million in 2008, 2007 and 2006, respectively.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest expense was $11.5 million, $13.3 million and $14.5 million in 2008, 2007 and 2006, respectively.

6. Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in the price of natural gas related to the natural gas storage and transportation assets. In an effort to optimize the value of the natural gas storage assets, NEA typically purchases natural gas on the open market during the summer months when prices are generally lower and stores this natural gas in inventory. The Partnerships have entered into certain forward natural gas sales contracts which meet the definition of a derivative under FAS 133 to hedge the exposure of price movement on the storage natural gas until the natural gas is withdrawn from storage and sold physically.

Unrealized mark-to-market losses, net, on derivative transactions were $3.2 million for the year ended December 31, 2008. The current portion of the derivative liability is $0.9 million at December 31, 2008 and is included in the combined and consolidated balance sheets under other accrued expenses. There was not a non-current component of the derivative liability at December 31, 2008.

Unrealized mark-to-market losses, net, on derivative transactions were $2.3 million for the year ended December 31, 2007. The current portion of the derivative asset was $2.4 million at December 31, 2007 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2007. Unrealized mark-to-market gains, net, on derivative transactions were $6.1 million for the year ended December 31, 2006.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2008		2007

	Carrying Amount(b)	Estimated Fair Value(d)	Carrying Amount(b)	Estimated Fair Value(c)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP/Acquisition Corp. (a)	$138,166	$138,682	$163,827	$167,567
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$119,839	$125,396	$171,640	$181,338

(a)	Includes affiliate note for NE LP and Acquisition Corp. Securities.
(b)

Based on the book value of the Acquisition Corp. Securities ($127,600 and $149,600) and the affiliate note ($10,566 and $14,227) as of December 31, 2008 and 2007, respectively. Based on the book value of the Funding Corp. Securities as of December 31, 2008 and 2007, respectively.

(c)

Based on the bid price of the Acquisition Corp. Securities ($153,340) and the book value of the affiliate note ($14,227) as of December 31, 2007. Based on the bid price of the Funding Corp. Securities as of December 31, 2007.

(d)

Based on an internally developed model for the Acquisition Corp. Securities ($128,116) and the book value of the affiliate note ($10,566) as of December 31, 2008. Based on an internally developed model for the Funding Corp. Securities as of December 31, 2008. Bid prices were not available for 2008 due to recent changes in the market.

7. Fair Value Measurements

Effective January 1, 2008, NE LP and the Partnerships adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and any other fair value measurements made on a recurring basis and on January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis. The adoption of the recognition provisions of FAS 157 did not have a material effect on NE LP and the Partnerships' financial statements.

As of December 31, 2008 and 2007, NE LP and the Partnerships had cash equivalents with a fair value of $30 million and $45 million, respectively. The value of these assets is based upon quoted prices in active markets for identical assets. As of December 31, 2008, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

NE LP and the Partnerships were permitted to adopt FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

8. Commitments and Contingencies

Loan Collateral - The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on August 31, 2007, a letter of credit for loan collateral was renewed with a face amount of $27.5 million as of December 31, 2007 and $26.2 million as of December 31, 2008. This letter of credit expires on December 31, 2010 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership's trust accounts to pay bond interest and principal.

Contracts - NEA has entered into several long-term natural gas sales contracts. NEA is committed to sell approximately 1.5 million MMBtu of natural gas annually through 2011.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expired on December 31, 2005. However, it has been automatically extended, and will be automatically extended, for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA at a base rent to be agreed upon by the parties at the time of the extension. Lease payments (in thousands) under this non-cancelable operating lease through 2012 are as follows:

Year ending December 31:
2009	$321
2010	333
2011	345
2012	87

Total	$1,086

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.
9. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2008 and 2007 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

	(Thousands of Dollars)
NE LP:
2008

Operating revenues(b)	$116,671	$103,839	$119,595	$67,633
Operating income(b)	$41,553	$35,378	$50,207	$29,969
Net income(b)	$36,264	$28,209	$43,894	$24,880

2007

Operating revenues(b)	$62,659	$80,131	$106,434	$82,045
Operating income(b)	$31,538	$32,813	$37,464	$24,674
Net income(b)	$22,015	$24,052	$29,495	$14,865

The Partnerships:
2008

Operating revenues(b)	$116,671	$103,839	$119,595	$67,633
Operating income(b)	$41,553	$35,378	$50,207	$29,976
Net income(b)	$39,647	$31,568	$47,021	$28,006

2007

Operating revenues(b)	$62,659	$80,131	$106,434	$82,045
Operating income(b)	$31,539	$32,820	$37,464	$24,672
Net income(b)	$25,909	$27,937	$33,106	$18,491

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2008 and 2007, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants Boca Raton, Florida March 19, 2009

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2008	2007

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	54,616	51,801

Total current assets	54,617	51,802

Notes receivable from the Partnerships	65,223	119,839

TOTAL ASSETS	$119,840	$171,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$54,616	$51,801

Total current liabilities	54,616	51,801

Debt securities payable	65,223	119,839

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,840	$171,641

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

Interest income - affiliate	$15,504	$20,545	$25,484
Interest expense	(15,504)	(20,545)	(25,484)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	51,801	80,342	26,320

Net cash provided by investing activities	51,801	80,342	26,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(51,801)	(80,342)	(26,320)

Net cash used in financing activities	(51,801)	(80,342)	(26,320)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$15,504	$32,674	$13,355

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2008, 2007 and 2006

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

2. Summary of Significant Accounting Policies

Fair Value Measurements - Effective January 1, 2008, the Funding Corp. adopted Statement of Financial Accounting Standards No. (FAS) 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and any other fair value measurements made on a recurring basis and on January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis. The adoption of the recognition provisions of FAS 157 did not have a material effect on the Funding Corp.'s financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial assets and liabilities at fair value. The standard does not extend to non-financial assets and liabilities. The Funding Corp. was permitted to adopt FAS 159 on January 1, 2008. The Funding Corp. did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships, and notes payable of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Borrowings, evidenced by the Securities, outstanding are as follows:

	December 31,

	2008	2007

	(in thousands)
9.77% Senior Secured Bonds Due 2010, Series A	$119,839	$171,640
Less current maturities	54,616	51,801

Long-term debt, excluding current maturities	$65,223	$119,839

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. As of December 31, 2008, future principal payments (in thousands) are as follows:

Year ending December 31:
2009	$54,616
2010	65,223

Total	$119,839

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

4. Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2008 and 2007 was approximately $125 million and $181 million, respectively. The estimate of the fair value at December 31, 2007 has been made using available market information and other valuation methodologies. The estimate of the fair value at December 31, 2008 has been made using an internally developed model as certain market information was not available for 2008 due to recent changes in the market. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2008 and 2007 is as follows:

	March 31	June 30	September 30	December 31

(Thousands of Dollars)
2008

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2007

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants Boca Raton, Florida March 19, 2009

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2008	2007

ASSETS
Current assets:
Current portion of note receivable from NE LP	$26,400	$22,000

Total current assets	26,400	22,000

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	101,200	127,600

Total non-current assets	101,352	127,752

TOTAL ASSETS	$127,752	$149,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$48	$44
Accrued interest payable	-	-
Current portion of debt securities payable	26,400	22,000

Total current liabilities	26,448	22,044

Non-current liabilities:
Debt securities payable	101,200	127,600
Other	17	26

Total non-current liabilities	101,217	127,626

TOTAL LIABILITIES	127,665	149,670

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	87	82

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$127,752	$149,752

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

Interest income - affiliate	$11,514	$13,271	$14,502
Interest expense	(11,505)	(13,261)	(14,490)

Income before income taxes	9	10	12
Income tax expense	(4)	(4)	(5)

NET INCOME	$5	$6	$7

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$6	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(5)	(6)	(7)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NE LP	22,000	28,600	6,600

Net cash provided by investing activities	22,000	28,600	6,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(22,000)	(28,600)	(6,600)

Net cash used in financing activities	(22,000)	(28,600)	(6,600)

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,514	$20,380	$7,371

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2008, 2007 and 2006 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2005	$-	$69	$69
Net income	-	7	7

Balances, December 31, 2006	-	76	76
Net income	-	6	6

Balances, December 31, 2007	-	82	82
Net income	-	5	5

Balances, December 31, 2008	$-	87	87

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2008, 2007 and 2006

1. Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established in 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by SUEZ Energy Generation North America, Inc. (SUEZ Power). The Acquisition Corp. acts as the agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established in 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and SUEZ Power.

2. Summary of Significant Accounting Policies

Fair Value Measurements - Effective January 1, 2008, the Acquisition Corp. adopted Statement of Financial Accounting Standards No. (FAS) 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and any other fair value measurements made on a recurring basis and on January 1, 2009 for non-financial assets and liabilities that are not remeasured on a recurring basis. The adoption of the recognition provisions of FAS 157 did not have a material effect on the Acquisition Corp.'s financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial assets and liabilities at fair value. The standard does not extend to non-financial instruments. The Acquisition Corp. was permitted to adopt FAS 159 on January 1, 2008. The Acquisition Corp. did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

In 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2008 and 2007 were $127.6 million and $149.6 million, respectively, including current maturities of $26.4 million and $22.0 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. As of December 31, 2008, future principal payments (in thousands) are as follows:

Year ending December 31:
2009	$26,400
2010	35,200
2011	66,000

Total long-term debt	127,600
Less current maturities	26,400

Long-term debt, excluding current maturities	$101,200

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

4. Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2008 and 2007 was approximately $128 million and approximately $153 million, respectively. The estimate of the fair value at December 31, 2007 has been made using available market information and other valuation methodologies. The estimate of the fair value at December 31, 2008 has been made using an internally developed model as certain market information was not available for 2008 due to recent changes in the market. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2008 and 2007 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2008

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income (b)	$1	$1	$1	$1

2007

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income (b)	$2	$1	$2	$2

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such periods have been made. Results of operations for an interim period may not give a true indication of results for the year.

(b)	The sum of quarterly amounts may not equal the total for the year due to rounding.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures

The Acquisition Corp. and NE LP maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Acquisition Corp.'s and NE LP's Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer of each of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), as appropriate, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key employees of NextEra Energy Resources involved in the management of the Acquisition Corp. and NE LP, and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

As of December 31, 2008, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the Principal Officers, of the effectiveness of the design and operation of the Acquisition Corp. and NE LP disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures were effective, as of that date, in timely alerting them to material information relating to the Acquisition Corp. and NE LP required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
(a) Management's Annual Report on Internal Control Over Financial Reporting

The Acquisition Corp.'s and NE LP's management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The consolidated and combined financial statements of NE LP, and the financial statements of Acquisition Corp., which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, management maintains a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived. In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of the Acquisition Corp. and NE LP are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements. In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties. Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The Management Committee of NE LP and the Board of Directors of the Acquisition Corp. each pursues its oversight responsibility for financial reporting and accounting through its Disclosure Committee. This Committee, which is made up of several key employees of NextEra Energy Resources involved in the management of the Acquisition Corp. and NE LP, reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP to monitor and evaluate these disclosure controls and procedures.

Management assessed the effectiveness of the Acquisition Corp.'s and NE LP's internal control over financial reporting as of December 31, 2008, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that the Acquisition Corp.'s and NE LP's internal control over financial reporting were effective as of December 31, 2008.

This annual report does not include an attestation report of the Acquisition Corp.'s and NE LP's independent registered public accounting firm, Deloitte & Touche LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by the Acquisition Corp.'s and NE LP's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Acquisition Corp. and NE LP to provide only management's report in this annual report.

(b) Changes in Internal Control Over Financial Reporting

The Acquisition Corp. and NE LP are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the Acquisition Corp.'s and NE LP's internal control over financial reporting that occurred during the Acquisition Corp.'s and NE LP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Acquisition Corp.'s or NE LP's internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Neither NE LP nor the Partnerships has a Board of Directors.

Executive Officers (or their equivalent) of NE LP, the Partnerships, the Acquisition Corp. and the Funding Corp. (a)

Name	Age	Position	Effective Date

Reese Doggett	51	Vice President of Acquisition Corp. Vice President of Funding Corp.	May 19, 2008 May 19, 2008
Herman A. Schopman	49	Vice President of Acquisition Corp. Vice President of Funding Corp.	November 7, 2006 November 7, 2006
Mark R. Sorensen	43	Treasurer of Acquisition Corp. Treasurer of Funding Corp. Treasurer of ESI GP Treasurer of ESI LP	November 18, 2002 November 18, 2002 November 18, 2002 November 18, 2002
T. J. Tuscai	40	President of Acquisition Corp. President of Funding Corp. President of ESI GP President of ESI LP	January 18, 2007 January 18, 2007 January 18, 2007 January 18, 2007

(a)	See the information about these individuals below under Management Committee of NE LP and the Partnerships and Directors of the Funding Corp. and the Acquisition Corp.

Management Committee of NE LP and the Partnerships

Timothy A. Oliver. Mr. Oliver, 37, is director of business management of NextEra Energy Resources. From September 2006 to February 2008 he was a senior associate business manager. Prior to being named to that position in September 2006, he was a principal financial analyst of NextEra Energy Resources. He was appointed to the Management Committee of NE LP and the Partnerships by ESI GP in September 2006.

Reese Doggett. Mr. Doggett, 51, is vice president, asset management of SUEZ Power, a position he has held since February 2008. Prior to joining Suez Power, Mr. Doggett served as vice president, asset management for Calpine Corporation, a United States power company he had worked at since 1999 where he held multiple positions related to project development and asset management. He was appointed to the Management Committee by SUEZ GP in May 2008.

T. J. Tuscai. Mr. Tuscai, 40, is senior vice president of NextEra Energy Resources, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet, LLC, an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber (FPL Fibernet), and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of NextEra Energy Resources that provides retail electric services. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for General Electric Capital Corporation (GE Capital), a financial services corporation, where his primary responsibility was for delivering innovative customer solutions for Fortune 100 companies by combining the value proposition from all General Electric Company businesses. He was appointed to the Management Committee by ESI GP in January 2007.

John K. LeDoux. Mr. LeDoux, 51, is vice president - business control for SUEZ, a position he has held since May 2002. Mr. LeDoux was appointed to the Management Committee by SUEZ GP in September 2006.
Directors of the Funding Corp. and the Acquisition Corp.

T. J. Tuscai. Mr. Tuscai, 40, is senior vice president of NextEra Energy Resources, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for GE Capital. He was appointed a director of the Funding Corp. and the Acquisition Corp. in January 2007.

Reese Doggett. Mr. Doggett, 51, is vice president, asset management of SUEZ Power, a position he has held since February 2008. Prior to joining Suez Power, Mr. Doggett served as vice president, asset management for Calpine Corporation, a United States power company he had worked at since 1999 where he held multiple positions related to project development and asset management. He has been a director of the Funding Corp. and the Acquisition Corp. since May 2008.

Herman A. Schopman. Mr. Schopman, 49, is President and CEO of SUEZ Power, a position he has held since September 2006. From September 2002 to September 2006, he served as senior vice president of SUEZ Power. He was appointed a director of the Funding Corp. and the Acquisition Corp. in November 2006.

Mark R. Sorensen. Mr. Sorensen, 43, is vice president, finance and chief financial officer of NextEra Energy Resources, a position he has held since November 2002. He has been a director of the Funding Corp. and the Acquisition Corp. since January 2004.

Directors of the Funding Corp. and the Acquisition Corp. are elected annually and serve until their resignation, removal or until their respective successors are elected. The members of the Management Committee serve until their resignation, removal or until their respective successors are elected. Except as noted, each director or management committee member has held his position for five years or more and his employment history is continuous.

None of the registrants have adopted a code of ethics for their senior executive and financial officers; however, such officers (including the registrants' principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions) are governed by a code of ethics for senior executive and financial officers of FPL Group. FPL Group's code of ethics for senior executive and financial officers can be accessed in the "Governance" section on FPL Group's website at www.fplgroup.com or obtained, without charge, by writing to FPL Group for a printed copy at FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations. Information contained on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this annual report on Form 10-K.

The registrants have no audit committee, and therefore have no audit committee financial expert.
Item 11. Executive Compensation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98%	LP
			1%	GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1%	LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1%	GP
General Partnership Interest	SUEZ GP(b)	General Partner in NE LP	1%	GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49%	LP
Limited Partnership Interest	SUEZ LP(b)	Limited Partner in NE LP	49%	LP

(a)			The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for each of SUEZ GP and SUEZ LP is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	SUEZ Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for SUEZ Power is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	SUEZ Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for SUEZ Power is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Regarding Related Party Transactions

The NE LP Partnership Agreement, the trust indenture for the Acquisition Corp. Securities, the trust indenture for the Funding Corp. Securities, the Administrative Services Agreement and the Partnerships' amended and restated partnership agreements set forth policies and procedures for the review and approval of certain transactions with persons affiliated with the registrants.

The Agreement of Limited Partnership of NE LP (the NE LP Partnership Agreement) provides that a partner or an affiliate of NE LP may transact business with NE LP with the unanimous approval of the Management Committee. Any business transacted by a partner of NE LP or its affiliate with NE LP shall be on terms no less favorable to NE LP than would be available from third parties in an arm's length transaction. Management Committee approval is also required for NE LP to enter into any contract or agreement with an affiliate of a partner (other than the Administrative Services Agreement, O&M Agreements and Fuel Management Agreements, which were specifically authorized in the NE LP Partnership Agreement). The NE LP Partnership Agreement further provides that the Management Committee and the general partners must act in a commercially reasonable manner whenever any of them or their affiliates provides, or has provided by any other person, services to NE LP.

Subject to the direction and control of the Management Committee, if ESI GP, ESI LP, SUEZ GP, SUEZ LP or an affiliate of any of them (the "Partner Affiliate"), provides or proposes to provide goods or services to NE LP, NE LLC or either or both of the Partnerships pursuant to a contract or other agreement (a "Partner Affiliate Agreement"), the other NE LP partner (the "Non-Affiliate Partner") shall be responsible for representing NE LP, NE LLC or the applicable Partnership, as the case may be, in connection with the negotiation of the terms of such Partner Affiliate Agreement. Subject to the approval, direction and control of the Management Committee, upon the execution of any Partner Affiliate Agreement, ESI GP, as Manager, shall be responsible for representing NE LP with respect to the management of the day-to-day affairs thereunder in accordance with the terms of the Administrative Services Agreement. In the event of any dispute, breach or alleged breach of a Partner Affiliate Agreement, the Non-Affiliate Partner shall have the right to represent NE LP with respect to such dispute, breach or alleged breach (including any litigation relating thereto); provided, that the Non-Affiliate Partner may not terminate the Partner Affiliate Agreement without the approval of the Management Committee or incur expenditures on behalf of NE LP with respect to any such dispute, breach or alleged breach in excess of $100,000 without the approval of the Management Committee.

The trust indenture for the Acquisition Corp. Securities provides that Acquisition Corp., NE LP and NE LLC may not make any payment to, or sell, lease, transfer or otherwise dispose of, any of their properties or assets to, or purchase any property or assets from, or enter into or make or amend any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any affiliate thereof (an "Affiliate Transaction"), unless such Affiliate Transaction is on terms that are no less favorable to Acquisition Corp., NE LP or NE LLC, as the case may be, than those that would have been obtained in a comparable transaction with an unrelated person. Certain transactions are deemed not to be Affiliate Transactions, including transactions with affiliates entered into prior to the date of the trust indenture and certain restricted payments that are permitted by the provisions of the trust indenture.

The trust indenture for the Funding Corp. Securities provides that the Funding Corp. and each Partnership may not directly or indirectly enter into any transaction with or for the benefit of Funding Corp., each Partnership, the partners of the Partnerships, and affiliates of any of them (a related party), unless such transaction is on terms that are no less advantageous to Funding Corp. and/or the relevant Partnership as in a comparable transaction with an unrelated party. Certain transactions are deemed not to be transactions with a related party, including certain restricted payments, the incurrence of certain permitted debt and payment of certain fees and costs that are permitted by the provisions of the trust indenture.

The Administrative Services Agreement provides that ESI GP, as Manager, shall be responsible for the negotiation and administration of contracts with NE LP or either of the Partnerships, provided that contracts with affiliates of the Manager are subject to the provisions of the NE LP Partnership Agreement regarding approval and oversight of affiliate transactions.

The Amended and Restated Agreement of Limited Partnership for each of the Partnerships provide that a partner or an affiliate thereof may transact business with the Partnership with the approval of the general partner, and shall be on terms no less favorable than would be available from third parties in an arm's length transaction.

Certain Relationships and Related Transactions

Administrative Services Agreement - NE LP and an entity related to NextEra Energy Resources have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $0.9 million, $0.8 million and $0.8 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to NextEra Energy Resources have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $2.2 million, $2.0 million and $1.8 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to NextEra Energy Resources that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2008, 2007 and 2006, the Partnerships incurred $1.3 million, $1.2 million and $1.2 million, respectively, in fees and reimbursed costs and expenses under the agreements.

In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $163.9 million, $106.0 million and $61.6 million in 2008, 2007 and 2006, respectively.

Fuel Contracts - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in 2005, NEA entered into two long-term natural gas supply agreements with PMI and SEMNA that enable NEA to purchase sufficient fuel for production. Fuel purchased under these agreements was $273.9 million, $188.5 million and $161.0 million in 2008, 2007 and 2006, respectively.

O&M of the Cogeneration Facilities - An entity related to NextEra Energy Resources provides O&M services for the Partnerships. The Partnerships incurred $15.2 million, $13.6 million and $14.9 million for O&M expense for the years ended December 31, 2008, 2007 and 2006, respectively, of which $5.4 million, $4.4 million and $4.2 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.5 million and $0.6 million at December 31, 2008 and 2007, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually on June 30 and December 30 of each year. Interest expense was $1.1 million, $1.4 million and $1.7 million in 2008, 2007 and 2006, respectively.

The proceeds from the Funding Corp.'s Securities, issued in 1994, were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Interest expense was $15.5 million, $20.5 million and $25.5 million in 2008, 2007 and 2006, respectively.

The proceeds from the Acquisition Corp. Securities, issued in 1998, were loaned to NE LP and evidenced by a promissory note. Interest expense was $11.5 million, $13.3 million and $14.5 million in 2008, 2007 and 2006, respectively.

Director Independence

Neither of the registrants are subject to the requirements of any national securities exchange or inter dealer quotation system that a majority of its board of directors be independent, and NE LP does not have a board of directors. Assuming that the independence standards included in the listing standards of the New York Stock Exchange (NYSE) applied to the Acquisition Corp., in light of the relationship each member of the Acquisition Corp.'s board of directors has with SUEZ Power or NextEra Energy Resources or their affiliates, none of the members of the Acquisition Corp.'s board of directors is independent under the NYSE standards.

Item 14. Principal Accounting Fees and Services

Fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $220 thousand and $190 thousand for "Audit Fees" for 2008 and 2007, respectively. No fees in the categories "Tax Fees", "Audit-Related Fees" and "All Other Fees" were incurred by the registrants in 2008 or 2007. Audit Fees consist of fees billed for professional services rendered for the audits of the registrants', NEA's, NJEA's and Funding Corp.'s annual financial statements for the fiscal years ended 2008 and 2007 (fees were not billed to the registrants separately), the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2008 and 2007, and other services related to SEC and bondholder matters.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	18
		Consolidated Balance Sheets	19
		Consolidated Statements of Operations	20
		Consolidated Statements of Cash Flows	21
		Consolidated Statements of Partners' Equity	22
		Notes to Consolidated Financial Statements	27-35

		Partnerships:
		Independent Auditors' Report	18
		Combined Balance Sheets	23
		Combined Statements of Operations	24
		Combined Statements of Cash Flows	25
		Combined Statements of Partners' Equity	26
		Notes to Combined Financial Statements	27-35

		Funding Corp.:
		Independent Auditors' Report	36
		Balance Sheets	37
		Statements of Operations	38
		Statements of Cash Flows	39
		Notes to Financial Statements	40-41

		Acquisition Corp.:
		Independent Auditors' Report	42
		Balance Sheets	43
		Statements of Operations	44
		Statements of Cash Flows	45
		Statements of Stockholders' Equity	46
		Notes to Financial Statements	47-48

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits (including those incorporated by reference)

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on November 3, 1994
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
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

4.8(1)	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
4.9(1)	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
4.10(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
4.11(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
4.12(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.13(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
4.14(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
4.15(1)	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
4.16(1)	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.17(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
4.18(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
4.19(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
4.20(1)	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
4.21(5)	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
4.22(5)	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
4.23(5)	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
4.24(6)	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
4.25(6)	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
4.26(6)	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP and NE LLC in favor of the Trustee
4.27(6)	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Suez GP, Suez LP, and Suez Power in favor of the Trustee
4.28(17)	First Supplemental Indenture dated as of May 31, 1999 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
10.1(1)	Accommodation Agreement dated as of June 28, 1989, between NEA, Boston Edison (BECO), Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
10.2.1(1)	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
10.2.2(1)	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
10.2.3(1)	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
10.2.4(1)	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
10.2.5(1)	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
10.2.6(1)	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
10.2.7(2)	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
10.3.1(1)	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and BECO
10.3.2(1)	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between BECO and NEA
10.3.3(1)	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between BECO and NEA
10.3.4(1)	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and BECO
10.3.5(1)	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and BECO
10.3.6(1)	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
10.3.7(1)	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
10.3.8(1)	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
10.3.9(1)	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
10.3.10(1)	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
10.3.11(1)	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
10.3.12(1)	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
10.3.13(1)	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
10.3.14(1)	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1(1)

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

10.4.2(1)	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
10.4.3(1)	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
10.4.4(1)	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
10.4.5(1)	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
10.4.6(1)	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
10.4.7(1)	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
10.4.8(1)	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
10.4.9(1)	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
10.4.10(1)	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
10.4.11(1)	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
10.5.1(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
10.5.2(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
10.5.3(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
10.5.4(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
10.6.1(1)	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
10.6.2(1)	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
10.6.3(1)	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
10.6.4(1)	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
10.6.5(1)	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.6.6(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
10.6.7(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.7.1(1)	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
10.7.2(1)	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
10.8.1(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
10.8.2(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
10.8.3(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
10.9(1)	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
10.10. 1(4)	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
10.10.2(1)	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
10.11.1(1)	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
10.11.2(1)	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
10.11.3(1)	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
10.12.1(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.12.2(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.13(1)	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
10.14(1)	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
10.15(3)	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
10.16(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and NextEra Operating Services
10.17(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and NextEra Operating Services
10.18(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
10.19(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
10.20(5)	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
10.21(6)	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Suez Power and NE LP
10.22(7)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
10.23(8)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between PMI and NJEA
10.24(8)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between SEMNA and NJEA
10.25(8)	Guarantee, dated October 2, 2002, between FPL Group Capital and NJEA
10.26(8)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
10.27(9)	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
10.28(9)	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
10.29(9)	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
10.30(9)	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
10.31(9)	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
10.32(9)	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
10.33(9)	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
10.34(9)	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
10.35(10)	Service Agreement, dated February 1, 2003, between Transco and NJEA
10.36(10)	Service Agreement, dated February 1, 2003, between Transco and NEA
10.37(10)	Amending Agreement, dated as of March 1, 2003, between ProGas and NEA
10.38(11)	Termination Agreement, dated as of July 11, 2003, between ProGas and NEA
10.39(11)	Partial Termination Agreement, dated July 11, 2003, between ProGas and NEA
10.40(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between PMI and NEA
10.41(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between SEMNA and NEA
10.42(12)	Guarantee, dated August 1, 2003, by FPL Group Capital in favor of NEA
10.43(12)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
10.44(12)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital, with the consent and acknowledgement of NEA
10.45(12)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital, with the consent and acknowledgement of NJEA
10.46(13)	Amended and Restated Power Purchase Agreement dated as of May 16, 2003 by and between NJEA and JCP&L
10.47(13)	Sayreville Execution Agreement dated May 16, 2003 between JCP&L and NJEA
10.48(13)	Amendment to Gas Purchase and Sales Agreement dated as of August 20, 2003 by and between PSE&G and NJEA
10.49(13)	Capacity Transfer Agreement dated October 9, 2003 between NJEA and PSE&G Energy Resources & Trade LLC
10.50(13)	Termination Agreement dated as of October 21, 2003 between Hercules and NJEA
10.51(13)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.52(13)	First Amendment to Amended and Restated Power Purchase Agreement dated as of October 21, 2003 by and between NJEA and JCP&L
10.53(13)	First Amendment to Industrial Steam Sales Contract dated as of December 16, 2003 by and between NJEA and Hercules
10.54(13)	Second Amendment to Amended and Restated Power Purchase Agreement dated as of December 16, 2003 by and between NJEA and JCP&L
10.55(13)	Interim Agreement dated December 18, 2003 by and between NJEA and JCP&L
10.56(13)	Guaranty dated as of December 23, 2003 by Suez-Tractebel S.A. in favor of PSE&G
10.57(13)	Guarantee dated as of December 23, 2003 by FPL Group Capital in favor of PSE&G
10.58(13)	Termination Agreement dated December 23, 2003 by and between NJEA and SEMNA
10.59(13)	Termination Agreement dated December 23, 2003 by and between NJEA and PMI
10.60(14)	Termination Agreement dated as of October 21, 2003 between Hercules and NJEA
10.61(14)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.62(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and SEMNA
10.63(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and PMI
10.64(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and PMI
10.65(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and SEMNA
10.66(15)	Amended and Restated Gas Purchase and Sales Agreement dated as of March 26, 2004 between NJEA and PSE&G
10.67(16)

Bellingham Execution Agreement dated August 19, 2004 between BECO and Commonwealth (CECo) and NEA, including Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between BECO and NEA, and Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between CECo and NEA

10.68(16)	Termination Agreement dated January 14, 2005 between ProGas Limited and NEA
10.69(17)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between PMI and NEA
10.70(17)	Special Provisions dated January 25, 2005 between PMI and NEA
10.71(17)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between SEMNA and NEA
10.72(17)	Special Provisions dated January 25, 2005 between SEMNA and NEA
10.73(17)	Supplemental Fuel Management Subcontract Agreement dated as of February 28, 2005 between Bellingham Cogeneration Plant and ESI Northeast Fuel and PMI
21	Subsidiaries of the Registrants
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of the Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of the Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI GP as Administrative General Partner of NE LP
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI GP as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of the Acquisition Corp.
32(b)	Section 1350 Certification of NE LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(5)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
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

ESI TRACTEBEL ACQUISITION CORP.

T. J. TUSCAI

T. J. Tuscai
President and Director
(Principal Executive Officer and Director)
Date: March 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 20, 2009:

MARK R. SORENSEN

Mark R. Sorensen Treasurer and Director (Principal Financial and Principal Accounting Officer)

Directors:

REESE DOGGETT

Reese Doggett

HERMAN A. SCHOPMAN

Herman A. Schopman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of ESI Tractebel Acquisition Corp. during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY, LP (ESI Northeast Energy GP, Inc. as Administrative General Partner)

T. J. TUSCAI

T. J. Tuscai President of ESI Northeast Energy GP, Inc. (Principal Executive Officer and Director of ESI Northeast Energy GP, Inc.)

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director of ESI Northeast Energy GP, Inc.)

Date: March 20, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of Northeast Energy, LP during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.