Form 10-Q
period 2009-03-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2009-05-13
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filers [ ]	Accelerated filers [ ]	Non-accelerated filers ☑ (Do not check if a smaller reporting company)	Smaller reporting companies [ ]

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2009, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

——————————————————————

This combined Form 10-Q represents separate filings by ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP).  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant.  The registrants make no representations whatsoever as to ESI Tractebel Funding Corp. (Funding Corp.), and Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership (NEA) or North Jersey Energy Associates, a limited partnership (NJEA, and collectively with NEA, the Partnerships).

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will," "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "should," "would," "estimated," "may," "plan," "potential," "projection," "target," "outlook," "predict" and "intend" or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together the registrants) operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of either or both of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise.

•
The registrants are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, with respect to, among other things, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including matters related to the effects of climate change, operation of generation facilities, and present or prospective competition.  This substantial and complex framework exposes the registrants to increased compliance costs and potentially significant monetary penalties for non-compliance.

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

•	The operation and maintenance of power generation facilities involve significant risks that could adversely affect the results of operations and financial condition of the registrants.

•	The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that adversely impact the results of operations of the registrants.

•
The competitive energy business is subject to risks, many of which are beyond the control of the registrants, including, but not limited to, the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation) and equipment, transmission constraints, competition from other and new sources of generation, excess generation capacity and shifting demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of the registrants.

•
The registrants rely on contracts with vendors for the supply of fuel and equipment required for the operation of their facilities.  If vendors fail to fulfill their contractual obligations, the registrants may need to make arrangements with other suppliers, which could result in higher costs and/or a disruption to their operations.

•
Weather affects the registrants' results of operations, as can the impact of severe weather.  Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generation facilities.

•
The registrants are subject to costs and other potentially adverse effects of legal and regulatory proceedings, settlements, investigations and claims, as well as regulatory compliance and the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•
The Partnerships are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation and enforced by the Federal Energy Regulatory Commission.  Noncompliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties.

•
Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NE LP’s and the Partnerships’ business may impact the operations of the registrants in unpredictable ways.

•
The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be adversely affected by international, national, state or local events as well as registrant-specific events.

•
The registrants, the Partnerships and the Funding Corp. are substantially leveraged and subject to restrictive covenants under their debt agreements that will limit their ability to borrow or otherwise have access to additional funds.

•	All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants.

These and other risk factors are included in Part I, Item 1A. Risk Factors of the registrants' Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$115,253	$48,186
Accounts receivable	55,146	85,495
Spare parts inventories	6,187	5,943
Fuel inventories	4,033	10,877
Prepaid expenses and other current assets	1,065	1,299
Total current assets	181,684	151,800

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,277 and $6,191, respectively)	683	769
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $205,928 and $201,140, respectively)	324,419	319,420
Power purchase agreements (net of accumulated amortization of $718,063 and $697,324, respectively)	223,293	244,032
Other assets	4,002	3,578
Total non-current assets	557,109	572,511

TOTAL ASSETS	$738,793	$724,311

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$54,616	$54,616
Current portion of note payable – the Acquisition Corp.	26,400	26,400
Current portion of note payable – affiliate	3,971	3,971
Accrued interest payable	5,691	-
Accounts payable	1,518	1,100
Due to related parties	13,586	30,616
Other accrued expenses	17,233	17,025
Total current liabilities	123,015	133,728

Non-current liabilities:
Deferred revenue	68,103	66,944
Notes payable – the Funding Corp.	65,223	65,223
Note payable – the Acquisition Corp.	101,200	101,200
Note payable – affiliate	6,595	6,595
Other liabilities	152	151
Lease payable	319	319
Total non-current liabilities	241,592	240,432

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,483	7,003
Limited partners	366,703	343,148
Total partners' equity	374,186	350,151

TOTAL LIABILITIES AND PARTNERS' EQUITY	$738,793	$724,311

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$62,263	$116,671

COSTS AND EXPENSES:
Fuel (net of fuel sales)	(356)	42,470
Operations and maintenance	4,644	4,696
Depreciation and amortization	25,540	25,589
General and administrative	2,219	2,363
Total costs and expenses	32,047	75,118

OPERATING INCOME	30,216	41,553

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	86	103
Interest expense	5,691	7,524
Interest income	(69)	(521)
Other income	-	(1,817)
Total other expense – net	5,708	5,289

NET INCOME	$24,508	$36,264

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,314	$67,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(985)	(2,052)
Proceeds from insurance claim	211	-
Net cash used in investing activities	(774)	(2,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(473)	-
Net cash used in financing activities	(473)	-

Net increase in cash and cash equivalents	67,067	65,705
Cash and cash equivalents at beginning of period	48,186	45,257
Cash and cash equivalents at end of period	$115,253	$110,962

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to cogeneration facilities	$8,802	$496

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
CONDENSED COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$94,573	$48,184
Accounts receivable	55,146	85,495
Spare parts inventories	6,187	5,943
Fuel inventories	4,033	10,877
Prepaid expenses and other current assets	1,063	1,298
Total current assets	161,002	151,797

Non-current assets:
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $205,928 and $201,140, respectively)	324,419	319,420
Power purchase agreements (net of accumulated amortization of $718,063 and $697,324, respectively)	223,293	244,032
Other assets	4,002	3,578
Total non-current assets	556,426	571,742

TOTAL ASSETS	$717,428	$723,539

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$54,616	$54,616
Accrued interest payable	2,927	-
Accounts payable	1,518	1,100
Due to related parties	13,586	30,616
Other accrued expenses	17,233	17,025
Total current liabilities	89,880	103,357

Non-current liabilities:
Deferred revenue	68,103	66,944
Notes payable – the Funding Corp.	65,223	65,223
Lease payable	319	319
Total non-current liabilities	133,645	132,486

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,939	4,877
Limited partners	488,964	482,819
Total partners' equity	493,903	487,696

TOTAL LIABILITIES AND PARTNERS' EQUITY	$717,428	$723,539

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$62,263	$116,671

COSTS AND EXPENSES:
Fuel (net of fuel sales)	(356)	42,470
Operations and maintenance	4,644	4,696
Depreciation and amortization	25,540	25,589
General and administrative	2,219	2,363
Total costs and expenses	32,047	75,118

OPERATING INCOME	30,216	41,553

OTHER EXPENSE (INCOME):
Interest expense	2,927	4,244
Interest income	(68)	(521)
Other income	-	(1,817)
Total other expense – net	2,859	1,906

NET INCOME	$27,357	$39,647

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$68,313	$67,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(985)	(2,052)
Proceeds from insurance claim	211	-
Net cash used in investing activities	(774)	(2,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(21,150)	-
Net cash used in financing activities	(21,150)	-

Net increase in cash and cash equivalents	46,389	65,695
Cash and cash equivalents at beginning of period	48,184	45,246
Cash and cash equivalents at end of period	$94,573	$110,941

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to cogeneration facilities	$8,802	$496

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP.

CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	54,616	54,616
Interest receivable from the Partnerships	2,927	-
Total current assets	57,544	54,617

Notes receivable from the Partnerships	65,223	65,223

TOTAL ASSETS	$122,767	$119,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$54,616	$54,616
Accrued interest payable	2,927	-
Total current liabilities	57,543	54,616

Debt securities payable	65,223	65,223

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$122,767	$119,840

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income – affiliate	$2,927	$4,192
Interest expense	(2,927)	(4,192)

NET INCOME	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2008 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash	-	-
Cash at beginning of period	1	1
Cash at end of period	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2008 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP.

CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Current assets:
Current portion of note receivable from NE LP	$26,400	$26,400
Interest receivable from NE LP	2,549	-
Total current assets	28,949	26,400

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	101,200	101,200
Total non-current assets	101,352	101,352

TOTAL ASSETS	$130,301	$127,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$49	$48
Accrued interest payable	2,549	-
Current portion of debt securities payable	26,400	26,400
Total current liabilities	28,998	26,448

Non-current liabilities:
Debt securities payable	101,200	101,200
Other	15	17
Total non-current liabilities	101,215	101,217

TOTAL LIABILITIES	130,213	127,665

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, $.10 par value, 100 shares authorized, 20 issued and outstanding	-	-
Retained earnings	88	87

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,301	$127,752

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income – affiliate	$2,549	$2,988
Interest expense	(2,547)	(2,986)
Income before income taxes	2	2
Income tax expense	(1)	(1)

NET INCOME	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2008 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2008 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2008 Form 10-K for the registrants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Combined Statement of Partners' Equity

Equity balances of the general partner (GP) and limited partner (LP) of Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) are comprised of the following:

	NEA			NJEA			Combined
	GP	LP	Total	GP	LP	Total	GP	LP	Total
	(Thousands of Dollars)

Balances, December 31, 2008	$1,331	$131,767	$133,098	$3,546	$351,052	$354,598	$4,877	$482,819	$487,696
Balances, March 31, 2009	$1,377	$136,288	$137,665	$3,562	$352,676	$356,238	$4,939	$488,964	$493,903

NEA and NJEA (the Partnerships) paid distributions to Northeast Energy, LP (NE LP) totaling $21.2 million for the three months ended March 31, 2009. NE LP paid distributions to its partners totaling $0.5 million for the three months ended March 31, 2009.  Neither the Partnerships nor NE LP paid distributions for the three months ended March 31, 2008.

2.  Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' condensed consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value.   NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity.  In addition, NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied.  While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis.  Hedge effectiveness is tested at the inception of the hedge and on at least a quarterly basis throughout its life.  At March 31, 2009, no cash flow hedges existed at NE LP and the Partnerships.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of the net unrealized gains (losses) on these hedges is reported in earnings in the current period.  Settlement gains and losses are included within the line items in the statements of operations to which they relate.  There were no net gains/losses on cash flow hedges in comprehensive income for the three months ended March 31, 2009 and 2008.  As a result, there were no differences between comprehensive income and net income for the three months ended March 31, 2009 and 2008.

Unrealized mark-to-market (gains) losses, net, on derivative transactions were $(0.7) million and $2.8 million for the quarters ended March 31, 2009 and 2008, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations.  The current portion of the derivative liability was $0.2 million at March 31, 2009 and is included in the condensed consolidated and combined balance sheets under other accrued expenses.  There were no derivative assets or non-current derivative liabilities at March 31, 2009.

3.  Fair Value Measurements

As of March 31, 2009, NE LP and the Partnerships had cash equivalents with a fair value of $90 million and $110 million, respectively.  As of December 31, 2008, NE LP and the Partnerships had cash equivalents with a fair value of $30 million.  The value of these assets is based upon quoted prices in active markets for identical assets and equals the carrying value.  As of March 31, 2009, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

4.  Commitments and Contingencies

The long-term contractual obligations of NE LP and the Partnerships at March 31, 2009 are as follows:

NE LP AND THE PARTNERSHIPS
March 31, 2009
(Thousands of Dollars)

	Total	2009	2010 – 11	2012 – 13	Thereafter

CONTRACTUAL OBLIGATIONS
The Partnerships:
Funding Corp. debt(a)	$134,993	$64,990	$70,003	$-	$-
Operating leases	1,008	243	678	87	-
Other long-term obligations:
Administrative agreement(b)	5,250	450	1,200	1,200	2,400
Operations and maintenance agreement(b)	10,125	1,125	3,000	3,000	3,000
Fuel management agreement(b)	12,375	675	1,800	1,800	8,100
Natural gas, including transportation and storage	29,424	6,730	17,253	2,503	2,938
Total Partnerships	193,175	74,213	93,934	8,590	16,438

NE LP:
Acquisition Corp. debt(a)	148,606	36,068	112,538	-	-
Affiliate debt(a)	11,912	4,765	7,147	-	-
Total NE LP	160,518	40,833	119,685	-	-

Total contractual obligations	$353,693	$115,046	$213,619	$8,590	$16,438
——————————
(a)	Includes principal and interest.
(b)
Represents the minimum obligation under the terms of the agreement.  The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

The Northeast Power Coordinating Council, Inc. (NPCC), the regional entity responsible for compliance with the North American Electric Reliability Corporation (NERC) standards, is investigating certain operating subsidiaries and affiliates of NextEra Energy Resources, LLC (NextEra Energy Resources), including NEA, operating in New England for potential noncompliance with certain NERC standards self-reported by NextEra Energy Resources.  NextEra Energy Resources owns subsidiaries that own 50% of NE LP.  NEA has not been notified of a formal claim, but a similar claim regarding this matter has been filed by NPCC with a NextEra Energy Resources’ power plant station located in New England.  Any penalty ultimately determined or accepted by NextEra Energy Resources pursuant to a settlement would be shared among its operating subsidiaries and affiliates in the New England region that the NPCC found to be in noncompliance with certain NERC standards.  Although NEA is unable to predict with certainty the outcome of this matter, it is expected that the ultimate resolution will not have a material adverse effect on NE LP's and the Partnerships' results of operations or financial condition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2008 Form 10-K for the registrants.  The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NE LP and the Partnerships – NE LP’s consolidated net income for the first quarter of 2009 was $24.5 million compared to $36.3 million for the first quarter of 2008.  This decrease in net income was primarily due to lower revenues of $54.4 million, partially offset by lower fuel expense (net of fuel sales) of $42.8 million, both of which are primarily the result of decreased generation of power at the NJEA facility due to a planned outage in the first quarter of 2009 as well as market conditions.

Revenues for the three months ended March 31, 2009 and 2008 were comprised of $62.3 million and $116.7 million of power sales to utilities, net of purchased power, respectively. This $54.4 million decrease in revenues was primarily the result of decreased generation of power at the NJEA facility of $36.8 million, as well as decreased pricing of $17.6 million.

Fuel expense (net of fuel sales) decreased $42.8 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily as the result of decreased generation of power at the NJEA facility, and to a lesser extent lower fuel prices.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.  Interest expense for NE LP and the Partnerships decreased for the first quarter of 2009 due to decreasing principal balances on their outstanding debt.

Interest income decreased for the first quarter of 2009 compared to the same period in 2008 primarily due to decreased rates of return on cash balances.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NEA recognized a loss on disposal of assets of $2.8 million in 2007.  In March 2008, NEA entered into an agreement with a supplier (the Replacement Parts Agreement) under which NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.  In March 2008, NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which used all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement was recorded in other income for the three months ended March 31, 2008.

The Funding Corp. and the Acquisition Corp. – Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt.  Both entities make scheduled interest and principal payments semiannually on June 30 and December 30.  Interest expense for both the Funding Corp. and Acquisition Corp. decreased for the first quarter of 2009 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships – Net cash provided by operating activities for NE LP and the Partnerships was $68.3 million and $67.7 million for the three months ended March 31, 2009 and 2008, respectively.

Capital expenditures for the Partnerships were $1.0 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively.  Noncash additions to cogeneration facilities were $8.8 million for the three months ended March 31, 2009, and the Partnerships anticipate making cash payments for these additions in the second quarter of 2009.  The increase related primarily to capital spare parts and various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.

The Funding Corp. and the Acquisition Corp. – Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt on June 30 and December 30.

Market Risk Sensitivity

Commodity Price Risk – The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas.  To manage the price risk associated with purchases of natural gas and purchases of power, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties.  The Partnerships manage their risk associated with purchases of natural gas and power through the use of natural gas and power swap agreements.  The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas and power.

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2009 and December 31, 2008, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2008	$-	$3	$3
March 31, 2009	$-	$25	$25
Average for the three months ended March 31, 2009	$-	$12	$12
——————————
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

Concentration of Credit Risk – At March 31, 2009 and December 31, 2008, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements.  If one or both of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Sensitivity.

Item 4T.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.  The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees of NextEra Energy Resources involved in the management of the Acquisition Corp. and NE LP, and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

There were no material changes from the risk factors disclosed in the registrants' 2008 Form 10-K.  The factors discussed in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2008 Form 10-K, as well as other information set forth in this report, which could materially adversely affect the Acquisition Corp.'s and NE LP's business, financial condition and/or future operating results should be carefully considered.  The risks described in the registrants' 2008 Form 10-K are not the only risks facing the registrants.  Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial, also may materially adversely affect the registrants' business, financial condition and/or future operating results.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other Events

(i)	Reference is made to Item 1. Business – Environmental Matters in the 2008 Form 10-K for the registrants.

In April 2009, the EPA released a proposed finding under Section 202(a) of the Clean Air Act that the current and projected concentrations of greenhouse gases in the atmosphere threaten the public health and welfare of current and future generations. The EPA further proposed that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and the threat of climate change. It is possible that this finding may also be expanded at a later date to other sources of greenhouse gases, such as electric generating units. Any actions by the EPA to regulate greenhouse gases may be superseded if Congress passes legislation establishing comprehensive climate change regulation.

Item 6.  Exhibits

Exhibit Number	Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of Acquisition Corp.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of Acquisition Corp.

31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP

31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP

32(a)	Section 1350 Certification of Acquisition Corp.

32(b)	Section 1350 Certification of NE LP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)

Date:  May 12, 2009

MARK R. SORENSEN
Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)