Form 10-Q
period 2009-09-30
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2009-11-12
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☑

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2009, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

•
The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that could adversely impact the results of operations of the registrants.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$91,255	$48,186
Accounts receivable	47,820	85,495
Spare parts inventories	9,533	5,943
Fuel inventories	8,750	10,877
Prepaid expenses and other current assets	4,442	1,299
Total current assets	161,800	151,800

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,451 and $6,191, respectively)	509	769
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $215,908 and $201,140, respectively)	322,135	319,420
Power purchase agreements (net of accumulated amortization of $759,800 and $697,324, respectively)	181,556	244,032
Other assets	3,438	3,578
Total non-current assets	512,350	572,511

TOTAL ASSETS	$674,150	$724,311

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$59,920	$54,616
Current portion of note payable – the Acquisition Corp.	30,800	26,400
Current portion of note payable – affiliate	4,134	3,971
Accrued interest payable	4,725	-
Accounts payable	3,483	1,100
Due to related parties	9,835	30,616
Other accrued expenses	14,921	17,025
Total current liabilities	127,818	133,728

Non-current liabilities:
Deferred revenue	83,879	66,944
Notes payable – the Funding Corp.	32,612	65,223
Note payable – the Acquisition Corp.	83,600	101,200
Note payable – affiliate	4,484	6,595
Lease payable	184	319
Other liabilities	317	151
Total non-current liabilities	205,076	240,432

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,825	7,003
Limited partners	334,431	343,148
Total partners' equity	341,256	350,151

TOTAL LIABILITIES AND PARTNERS' EQUITY	$674,150	$724,311

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$71,057	$119,595	$193,363	$340,105

COSTS AND EXPENSES:
Fuel (net of fuel sales)	15,185	37,305	25,851	115,079
Operations and maintenance	4,538	3,282	14,772	12,158
Depreciation and amortization	26,483	26,402	78,380	78,387
General and administrative	2,264	2,399	6,760	7,342
Total costs and expenses	48,470	69,388	125,763	212,966

OPERATING INCOME	22,587	50,207	67,600	127,139

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	88	104	260	310
Interest expense	4,724	6,588	16,110	21,585
Interest income	(9)	(379)	(107)	(1,329)
Other expense (income)	-	-	-	(1,795)
Total other expense – net	4,803	6,313	16,263	18,771

NET INCOME	$17,784	$43,894	$51,337	$108,368

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$161,491	$212,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,945)	(6,481)
Proceeds from insurance claim	211	-
Net cash used in investing activities	(15,734)	(6,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(27,308)	(25,901)
Principal payments on the Acquisition Corp. note	(13,200)	(11,000)
Principal payments on the affiliate note	(1,948)	(1,799)
Distributions to partners	(60,232)	(88,737)
Net cash used in financing activities	(102,688)	(127,437)

Net increase in cash and cash equivalents	43,069	78,161
Cash and cash equivalents at beginning of period	48,186	45,257
Cash and cash equivalents at end of period	$91,255	$123,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,386	$14,946

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Additions to cogeneration facilities	$5,645	$1,739
Transfer of cogeneration facilities to spare parts inventories	$2,400	$-
Transfer of cogeneration facilities to accounts receivable under warranty claim	$189	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
CONDENSED COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$71,937	$48,184
Accounts receivable	47,820	85,495
Spare parts inventories	9,533	5,943
Fuel inventories	8,750	10,877
Prepaid expenses and other current assets	4,440	1,298
Total current assets	142,480	151,797

Non-current assets:
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $215,908 and $201,140, respectively)	322,135	319,420
Power purchase agreements (net of accumulated amortization of $759,800 and $697,324, respectively)	181,556	244,032
Other assets	3,437	3,578
Total non-current assets	511,840	571,742

TOTAL ASSETS	$654,320	$723,539

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$59,920	$54,616
Accrued interest payable	2,260	-
Accounts payable	3,483	1,100
Due to related parties	9,835	30,616
Other accrued expenses	14,921	17,025
Total current liabilities	90,419	103,357

Non-current liabilities:
Deferred revenue	83,879	66,944
Notes payable – the Funding Corp.	32,612	65,223
Lease payable	184	319
Other liabilities	166	-
Total non-current liabilities	116,841	132,486

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,470	4,877
Limited partners	442,590	482,819
Total partners' equity	447,060	487,696

TOTAL LIABILITIES AND PARTNERS' EQUITY	$654,320	$723,539

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$71,057	$119,595	$193,363	$340,105

COSTS AND EXPENSES:
Fuel (net of fuel sales)	15,185	37,305	25,851	115,079
Operations and maintenance	4,538	3,282	14,772	12,158
Depreciation and amortization	26,483	26,402	78,380	78,387
General and administrative	2,258	2,399	6,754	7,342
Total costs and expenses	48,464	69,388	125,757	212,966

OPERATING INCOME	22,593	50,207	67,606	127,139

OTHER EXPENSE (INCOME):
Interest expense	2,260	3,559	8,114	11,995
Interest income	(9)	(373)	(99)	(1,298)
Other expense (income)	-	-	-	(1,795)
Total other expense – net	2,251	3,186	8,015	8,902

NET INCOME	$20,342	$47,021	$59,591	$118,237

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$167,022		$218,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,945)		(6,481)
Proceeds from insurance claim	211		-
Net cash used in investing activities	(15,734)		(6,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(27,308)		(25,901)
Distributions to partners	(100,227)		(126,974)
Net cash used in financing activities	(127,535)		(152,875)

Net increase in cash and cash equivalents	23,753		59,253
Cash and cash equivalents at beginning of period	48,184		45,246
Cash and cash equivalents at end of period	$71,937		$104,499

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION:
Cash paid for interest	$5,854		$8,385

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Additions to cogeneration facilities	$5,645		$1,739
Transfer of cogeneration facilities to spare parts inventories	$2,400	$
Transfer of cogeneration facilities to accounts receivable under warranty claim	$189	$

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2008 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP.
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	59,920	54,616
Interest receivable from the Partnerships	2,260	-
Total current assets	62,181	54,617

Notes receivable from the Partnerships	32,612	65,223

TOTAL ASSETS	$94,793	$119,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$59,920	$54,616
Accrued interest payable	2,260	-
Total current liabilities	62,180	54,616

Debt securities payable	32,612	65,223

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,793	$119,840

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income – affiliate	$2,260	$3,560	$8,114	$11,945
Interest expense	(2,260)	(3,560)	(8,114)	(11,945)

NET INCOME	$-	$-	$-	$-

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

ESI TRACTEBEL ACQUISITION CORP.
CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current assets:
Current portion of note receivable from NE LP	$30,800	$26,400
Interest receivable from NE LP	2,285	-
Total current assets	33,085	26,400

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	83,600	101,200
Total non-current assets	83,752	101,352

TOTAL ASSETS	$116,837	$127,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$50	$48
Accrued interest payable	2,285	-
Current portion of debt securities payable	30,800	26,400
Total current liabilities	33,135	26,448

Non-current liabilities:
Debt securities payable	83,600	101,200
Other	11	17
Total non-current liabilities	83,611	101,217

TOTAL LIABILITIES	116,746	127,665

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	91	87

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,837	$127,752

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,

	2009	2008	2009	2008

Interest income – affiliate	$2,286	$2,768	$7,383	$8,745
Interest expense	(2,284)	(2,766)	(7,377)	(8,738)
Income before income taxes	2	2	6	7
Income tax expense	-	(1)	(2)	(3)

NET INCOME	$2	$1	$4	$4

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
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2008 Form 10-K for the registrants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  The results of operations for an interim period generally will not give a true indication of results for the year.  The registrants have evaluated subsequent events through November 11, 2009.

1.  Combined Statement of Partners' Equity

Equity balances of the general partner (GP) and limited partner (LP) of Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), are comprised of the following:

	NEA			NJEA			Combined
	GP	LP	Total	GP	LP	Total	GP	LP	Total
	(Thousands of Dollars)

Balances, December 31, 2008	$1,331	$131,767	$133,098	$3,546	$351,052	$354,598	$4,877	$482,819	$487,696
Balances, September 30, 2009	$1,147	$113,513	$114,660	$3,323	$329,077	$332,400	$4,470	$442,590	$447,060

NEA and NJEA, (the Partnerships) paid distributions to Northeast Energy, LP (NE LP) totaling $100.2 million and $127.0 million for the nine months ended September 30, 2009 and 2008, respectively.  NE LP paid distributions totaling $60.2 million and $88.7 million to its partners for the nine months ended September 30, 2009 and 2008, respectively.

2.  Financial Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' condensed consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets, other accrued expenses and other liabilities) measured at fair value.  NE LP and the Partnerships use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity and to optimize the value of power generation assets and related contracts.  To a lesser extent, NE LP and the Partnerships also engage in limited trading activities to take advantage of expected favorable price movements.

Essentially all changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales and trading activities are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied.  While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.  At September 30, 2009, no cash flow hedges existed at NE LP and the Partnerships.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  Settlement gains and losses are included within the line items in the statements of operations to which they relate.  There were no net gains/losses on cash flow hedges in comprehensive income for the three and nine months ended September 30, 2009 and 2008.  As a result, there were no differences between comprehensive income and net income for the three and nine months ended September 30, 2009 and 2008, respectively.

Unrealized mark-to-market gains on derivative transactions were $1.6 million and $4.3 million for the quarters ended September 30, 2009 and 2008, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations.  Unrealized mark-to-market gains (losses) on derivative transactions were $2.7 million and $(1.4) million for the nine months ended September 30, 2009 and 2008, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations.  The current portion of the derivative liabilities was approximately $0.2 million at September 30, 2009 and is included in the condensed consolidated and combined balance sheets under other accrued expenses.  The non-current portion of the derivative liabilities at September 30, 2009 was approximately $0.2 million and is included in the condensed consolidated and combined balance sheets under other liabilities.  The current portion of the derivative assets at September 30, 2009 was $2.2 million and is included in the condensed consolidated and combined balance sheets under prepaid expenses and other current assets.

NE LP and the Partnerships adopted new accounting and disclosure provisions related to the fair value of financial instruments beginning the quarter ended June 30, 2009.

Accordingly, the following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	September 30, 2009		December 31, 2008
	Carrying Amount(b)	Estimated Fair Value(c)	Carrying Amount(b)	Estimated Fair Value(c)
	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP/Acquisition Corp. (a)	$123,018	$125,852	$138,166	$138,682
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$92,532	$96,509	$119,839	$125,396

——————————
(a)	Includes affiliate note for NE LP and Acquisition Corp. secured notes (Acquisition Corp. Securities).
(b)
Based on the book value of the Acquisition Corp. Securities ($114,400 and $127,600) and the affiliate note ($8,618 and $10,566) as of September 30, 2009 and December 31, 2008, respectively.  Based on the book value of the Funding Corp.’s secured notes (Funding Corp. Securities) as of September 30, 2009 and December 31, 2008, respectively.

(c)
Based on an internally developed model for the Acquisition Corp. Securities ($117,234 and $128,116) and the book value of the affiliate note ($8,618 and $10,566) as of September 30, 2009 and December 31, 2008, respectively.  Based on an internally developed model for the Funding Corp. Securities as of September 30, 2009 and December 31, 2008, respectively.  Bid prices were not available for 2009 and 2008 due to recent changes in the market.

3.  Fair Value Measurements

As of September 30, 2009, NE LP and the Partnerships had cash equivalents with a fair value of $89.9 million and $70.6 million, respectively (excluding cash of $1.4 million).  As of December 31, 2008, NE LP and the Partnerships each had cash equivalents with a fair value of $30.3 million (excluding cash of $17.9 million).  The value of these assets is based upon quoted prices in active markets for identical assets and equals the carrying value.  In addition, the carrying value of accounts receivable and accounts payable, accrued expenses and due to related parties approximate their fair market value due to the short maturity of these instruments.  As of September 30, 2009, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

4.  Commitments and Contingencies

The long-term contractual obligations of NE LP and the Partnerships at September 30, 2009 are as follows:

NE LP AND THE PARTNERSHIPS
September 30, 2009
(Thousands of Dollars)

	Total	2009	2010 – 11	2012 – 13	Thereafter

CONTRACTUAL OBLIGATIONS
The Partnerships:
Funding Corp. debt(a)	$101,830	$31,828	$70,002	$-	$-
Operating leases	846	81	678	87	-
Other long-term obligations:
Administrative agreement(b)	4,950	150	1,200	1,200	2,400
Operations and maintenance agreement(b)	9,375	375	3,000	3,000	3,000
Fuel management agreement(b)	11,925	225	1,800	1,800	8,100
Natural gas, including transportation and storage	19,777	2,607	16,626	544	-
Total Partnerships	148,703	35,266	93,306	6,631	13,500

NE LP:
Acquisition Corp. debt(a)	130,308	17,770	112,538	-	-
Affiliate debt(a)	9,531	2,384	7,147	-	-
Total NE LP	139,839	20,154	119,685	-	-

Total contractual obligations	$288,542	$55,420	$212,991	$6,631	$13,500
——————————
(a)	Includes principal and interest.
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

Results of Operations

NE LP and the Partnerships – NE LP's consolidated net income for the three months ended September 30, 2009 was $17.8 million compared to $43.9 million for the same period in 2008, and the Partnerships' net income for the three months ended September 30, 2009 was $20.3 million compared to $47.0 million for the same period in 2008.  The decrease in net income was primarily due to a decrease in revenues of $48.5 million partially offset by a decrease in fuel expense (net of fuel sales) of $22.1 million, both driven primarily by market conditions.

Revenues for the three months ended September 30, 2009 and 2008 were comprised of $71.1 million and $119.6 million of power sales to utilities, net of purchased power, respectively.  The $48.5 million decrease in revenues resulted from decreased pricing of $52.3 million partially offset by slightly increased generation of power at the two generating facilities of $3.8 million.

Fuel expense (net of fuel sales) decreased $22.1 million for the three months ended September 30, 2009 compared to the same period in 2008 primarily due decreased fuel prices of $27.5 million partially offset by $5.4 million related to increased generation of power at the two generating facilities.

NE LP's consolidated net income for the nine months ended September 30, 2009 was $51.3 million compared to $108.4 million for the same period in 2008, and the Partnerships' net income for the nine months ended September 30, 2009 was $59.6 million compared to $118.2 million for the same period in 2008.  The decrease in net income was primarily due to a decrease in revenues of $146.7 million partially offset by a decrease in fuel expense (net of fuel sales) of $89.2 million both driven primarily by market conditions.

Revenues for the nine months ended September 30, 2009 and 2008 were comprised of $193.4 million and $340.1 million of power sales to utilities, net of purchased power, respectively.  The $146.7 million decrease in revenues was primarily the result of decreased pricing of $120.4 million coupled with decreased generation of power at the two generating facilities of $26.3 million.

Fuel expense (net of fuel sales) decreased $89.2 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to decreased fuel prices of $73.1 million coupled with $16.1 million related to decreased generation of power at the two generating facilities.

Operations and maintenance expense for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 increased primarily due to scheduled maintenance outages at the NEA facility during the second and third quarters of 2009 coupled with estimated carbon dioxide (CO2) emissions costs which reflect the cost of required CO2 allowances resulting from the emission of CO2 into the air due to power generation.  The required acquisition of CO2 allowances became effective in January 2009 and relate to the Regional Greenhouse Gas Initiative (RGGI) greenhouse gas initiative.  RGGI is a greenhouse gas reduction initiative whereby ten Northeast and mid-Atlantic member states, including Massachusetts and New Jersey, have established a cap and trade program (a system by which affected generators buy and trade allowances under a set cap) for covered electric generating units.  RGGI members have agreed to stabilize power plant CO2 emissions at 2009 levels through the end of 2014 and to further reduce the sector’s emissions another 10% by the end of 2018.  The RGGI greenhouse gas reduction requirements affect NE LP’s and the Partnerships’ two facilities, requiring those facilities to acquire CO2 allowances for emissions of CO2 beginning in 2009.  All RGGI states have enacted legislation and regulations and NE LP and the Partnerships, through NEPM (NextEra Power Marketing LLC), began participating in quarterly CO2 emissions allowance auctions in 2008.

Depreciation and amortization expense increased slightly for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to increased depreciation on assets, measured on a unit of production basis, resulting from increased generation at the NEA and NJEA facilities.  For the 2009 nine month period, depreciation and amortization was relatively unchanged compared to the same period in 2008.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.  Interest expense for NE LP and the Partnerships decreased in the three and nine months of 2009 due to decreasing principal balances on their outstanding debt.

Interest income decreased for the three and nine month periods ended September 30, 2009 compared to the same period in 2008 primarily due to decreased rates of return on lower cash balances.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007.  In March 2008 NEA entered into an agreement with a supplier (the Replacement Parts Agreement) under which NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.  In March 2008 NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which used all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement was recorded in other expense (income) for the nine months ended September 30, 2008.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case in August 2006 with the Federal Energy Regulatory Commission (FERC).  The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service.  NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA.  NextEra Energy Resources, LLC (NextEra Energy) on behalf of NEA and other plants operated by NextEra Energy, filed a protest of the rate increase with the FERC in September 2006.  The filed rates went into effect on March 1, 2007.  In August 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA.  The proposed settlement agreement was submitted to the FERC for review and approval and in March 2008 the FERC accepted the settlement agreement.  NEA received a refund of $0.3 million under the settlement in July 2008.

The Funding Corp. and the Acquisition Corp. – Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt.  Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30.  Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and nine months ended September 30, 2009 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships – Net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2009 and 2008 was $161.5 million and $212.1 million, respectively.  The $50.6 million decrease resulted from a reduction in net income of $57.0 million, offset in part by $6.4 million in working capital changes, primarily collections of accounts receivable in excess of payments on accounts payable.

Capital expenditures for NE LP and the Partnerships were $15.9 million and $6.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase relates to various upgrades of equipment at the two generating facilities.  Noncash additions to the facilities were $5.6 million for the nine months ended September 30, 2009, and the Partnerships anticipate making cash payments of $2.4 million, and receiving credit from the equipment manufacturer for the remaining amounts, to fund for these additions in the fourth quarter of 2009.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of September 30, 2009 and December 31, 2008, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges (b)	Total

December 31, 2008	$-	$3	$3
September 30, 2009	$-	$86	$86
Average for the nine months ended September 30, 2009	$-	$30	$30
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

Concentration of Credit Risk – At September 30, 2009 and December 31, 2008, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements.  If one or both of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Sensitivity.

Item 4T.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of each of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.  The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees of NextEra Energy Resources involved in the management of the Acquisition Corp. and NE LP and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

Date:  November 12, 2009

MARK R. SORENSEN
Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)