Form 10-K
period 2009-12-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2010-03-26
CIK 1059025, 1059027

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes ☐ No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes ☑ No ☐

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934.  (Check one):

Large accelerated filers [ ]	Accelerated filers [ ]	Non-accelerated filers ☑ (Do not check if a smaller reporting company)	Smaller reporting companies [ ]

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Yes ☐ No ☑

As of February 28, 2010, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock, par value $0.10 per share, none of which were held by non-affiliates.

——————————————————————

This combined Form 10-K represents separate filings by ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP).  Information contained herein relating to an individual registrant is filed by that registrant on its own behalf.  Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant.  The registrants make no representations whatsoever as to ESI Tractebel Funding Corp. (Funding Corp.), and Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership (NEA) or North Jersey Energy Associates, a limited partnership (NJEA, and collectively with NEA, the Partnerships).

DEFINITIONS

Acronyms and defined terms used in the text include the following:

Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company, now NSTAR
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company, now NSTAR
EPA	U.S. Environmental Protection Agency
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
Exchange Act	Securities Exchange Act of 1934, as amended
FERC	Federal Energy Regulatory Commission
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
GHG	Greenhouse gas(es)
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England Power Pool
NextEra Energy Resources	NextEra Energy Resources, LLC, formerly known as FPL Energy, LLC
NextEra Operating Services	NextEra Energy Operating Services, LLC, formerly known as FPL Energy Operating Services, Inc.
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
NSTAR	NSTAR Electric Company (formerly Boston Edison Company and Commonwealth Electric Company)
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with SUEZ GP and SUEZ LP
Partnerships	NEA together with NJEA
PMI	NextEra Energy Power Marketing, LLC
PJM	PJM Interconnection L.L.C. (Pennsylvania-New Jersey-Maryland power pool)
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
registrants	Acquisition Corp. and NE LP
Rule 144A	Rule 144A promulgated under the Act
SEMNA	GDF SUEZ Energy Marketing NA, Inc. (previously known as Tractebel Energy Marketing, Inc.)
SUEZ	GDF SUEZ Energy North America, Inc. (previously known as Tractebel, Inc.)
SUEZ GP	Tractebel Northeast Generation GP, Inc.
SUEZ LP	Tractebel Associates Northeast LP, Inc.
SUEZ Power	GDFSUEZ Energy Generation North America, Inc. (previously known as Tractebel Power, Inc.)
Trustee	U.S. Bancorp, a Delaware corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will," "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "should," "would," "estimated," "may," "plan," "potential," "projection," "target," "outlook," "predict" and "intend" or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference, and are accompanied by, to important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of either or both of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise.

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

PART I

Item 1.  Business

General.  NE LP, a Delaware limited partnership, was formed in 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States.  NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of NextEra Energy Resources, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and SUEZ GP and SUEZ LP (indirect wholly-owned subsidiaries, through SUEZ Power and SUEZ, which are wholly-owned subsidiaries of GDF SUEZ, SA, a worldwide energy provider).  NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions.

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

NEA owns, and prior to February 28, 2005, derived substantially all of its revenues from, a nominal 290 mw combined-cycle cogeneration facility.  NJEA owns, and prior to 2004, derived substantially all of its revenue from, a combined-cycle cogeneration facility with a summer output of 275 mw.  However, in December 2003, an agreement between NJEA and a New Jersey utility, JCP&L, became effective to amend and restate their power purchase agreement, and in February 2005, an agreement between NEA and two Massachusetts utilities, Boston Edison and Commonwealth (combined in 2007 into one utility, NSTAR) became effective to amend and restate their power purchase agreements.  These agreements provide for, among other things, the ability to deliver electricity to the utilities from sources other than NJEA's and NEA's facilities.  The Partnerships' facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy.  The Partnerships were developed and operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC.  As a result of the amended and restated power purchase agreements, NJEA and NEA no longer operate as QFs and no longer operate as cogeneration facilities.  NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NJEA and NEA to sell power at market rates.  NJEA and NEA received approval from the FERC to operate as EWGs with market based rate authority in December 2003 and February 2005, respectively.  However, the Partnerships are not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters and must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

NEA and NJEA sell substantially all of their output capability to regulated utilities under the amended and restated power purchase agreements described above, as follows:

Power Purchaser	MW	Power Purchase Agreement Expiration

NEA:
NSTAR (formerly Boston Edison)	100	September 15, 2016
NSTAR (formerly Boston Edison)	60	September 15, 2011
NSTAR (formerly Commonwealth)	20	September 15, 2016
NSTAR (formerly Commonwealth)	20	September 15, 2016
NEA Total	200

NJEA:
JCP&L	250	August 13, 2011

As noted in the table above, two of the purchase power agreements, for a total of 310 MW, or approximately 69% of the plant capacity associated with those agreements, will terminate in 2011.

The limited number of power purchasers creates a concentration of counterparty risk.  It is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output of the generation facilities will be sold in the merchant markets.  The sale of power in the merchant markets is based on market conditions at the time of sale.  The amount and timing of revenues to be received from the merchant markets in the future is uncertain.

The remainder of the net electrical energy produced by the Partnerships, if any, is available for sale to the marketplace either directly to third parties or via PMI.  The NEA and NJEA power purchase agreements provide for fixed annual quantities with allowances for certain operational issues.

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

In December 2003, an agreement between NJEA and JCP&L became effective to amend and restate the power purchase agreement that permitted NJEA to realize cost savings by giving it the option to source power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs.  The agreement provides for, among other things, the delivery of electricity to JCP&L from sources other than NJEA's facility when NJEA decides to do so.  In connection with this restructuring, NJEA amended its long-term natural gas supply agreement with PSE&G.  Under the terms of the amended long-term natural gas supply agreement, the supplier provides all of the fuel required to run the facility when it is operating.

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

In February 2005, the amended and restated power purchase agreements among NEA as seller and NSTAR as utility purchaser became effective.  The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility.  Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchaser in the form of loans to NE LP in the same amount due on December 31, 2005.  This payment was capitalized as part of the power purchase agreements' intangible asset on the balance sheet at December 31, 2005.  These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted recognition and disclosure provisions regarding revenue recognition of long-term power sales contracts, which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreements.

NEA entered into two long-term natural gas supply agreements with PMI and SEMNA effective March 31, 2005 that enable NEA to purchase sufficient fuel to run its facility when it is operating.

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

ESI Northeast Fuel, an indirect wholly-owned subsidiary of NextEra Energy Resources, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI.  In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the utility purchasers under the NEA amended and restated power purchase agreements.

NextEra Operating Services, a wholly-owned indirect subsidiary of NextEra Energy Resources, provides O&M services for the Partnerships.  See Management's Discussion – Related Party Information and Note 5 to Consolidated and Combined Financial Statements – Related Party Information.

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

Climate Change – The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for GHG emissions.  In June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (ACESA) to encourage the development of clean energy sources and reduce GHG emissions.  ACESA would establish, among other things, provisions for federal renewable energy standards for electric suppliers and a national cap and trade program (a system by which affected generators buy and trade allowances under a set cap) to reduce GHG emissions.  The U.S. Senate is considering similar proposals.  It is not clear whether and when this or similar legislation may be enacted.  The economic and operational impact of this or any similar legislation on NE LP and the Partnerships depends on a variety of factors, including, but not limited to, the allowed emissions, whether the permitted emissions will be allocated or auctioned, the cost to reduce emissions or buy allowances in the marketplace, and the availability of offsets and mitigating factors to moderate the costs of compliance.  If and until legislation is enacted and implementing regulations are adopted, the economic and operational impact (either positive or negative) on NE LP and the Partnerships cannot be determined but could be material.

Meanwhile, the EPA is implementing regulatory action under the Clean Air Act to address climate change.  In April 2009, the EPA released a proposed endangerment finding under Section 202(a) of the Clean Air Act that the current and projected concentrations of GHG in the atmosphere threaten the public health and welfare of current and future generations, and issued a final finding in December 2009.  The final finding noted that, among other things, climate change is expected to result in an increase in electricity production, especially supply for peak demand, as well as the potential risk of serious adverse effects on energy infrastructure from extreme weather events.  In September 2009, the EPA and the U.S. Department of Transportation issued a proposed rule under the Clean Air Act to regulate GHG emissions from light duty vehicles.  The EPA's proposed rule is expected to be finalized in March, which will then trigger certain permitting requirements under the Clean Air Act for any new or modified stationary sources of GHG, including power plants, that exceed certain GHG emissions levels.  Also, in September 2009, the EPA released a proposed rule under the Clean Air Act to tailor requirements for GHG emissions which would increase applicability thresholds for major sources from 100 or 250 tons per year (tpy) to 25,000 tpy.  In September 2009, the EPA issued a final rule for mandatory reporting of GHG emissions from facilities with emissions of 25,000 tpy or more.  Affected facilities must begin collecting data in January 2010 and the first emissions report is due on March 31, 2011 for the 2010 period.  NE LP and the Partnerships do not expect the proposed rules, if enacted in their present form, to have a material adverse effect on their financial condition or future operating results

The Regional Greenhouse Gas Initiative (RGGI) is a GHG reduction initiative whereby ten Northeast and Mid-Atlantic member states, including Massachusetts and New Jersey, have established a cap and trade program for covered electric generating units.  RGGI members have agreed to stabilize power plant CO2 emissions at 2009 levels through the end of 2014 and to further reduce the sector's emissions another 10% by the end of 2018.  The RGGI GHG reduction requirements will affect NE LP's and the Partnerships' two facilities, requiring those facilities to reduce emissions or acquire CO2 allowances for emissions of CO2 beginning in 2009.  All RGGI states have enacted legislation and regulations and NE LP and the Partnerships, through PMI, began participating in quarterly CO2 emissions allowance auctions in 2008.  While NE LP and the Partnerships anticipate additional variable costs as a result of RGGI, they do not expect such costs to have a materially adverse affect on their financial condition or future operating results.

During 2009, 2008 and 2007, the registrants were not required to make capital additions to comply with environmental laws and do not anticipate incurring such costs in 2010.

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

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region.  The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states.  Under the settlement agreement, capacity payments to generators will be established competitively through annual auctions, the first of which was conducted in February 2008 to purchase capacity for the twelve months starting June 1, 2010.  The settlement agreement also provides for a transition period that began on December 1, 2006 and continues through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods.  The settlement agreement, as approved by the FERC, is expected to continue to result in increased gross margins for the NEA facility during the transition period.  Total fixed capacity payments received under the settlement agreement were $15.0 million, $13.1 million, and $11.3 million for the periods ended December 31, 2009, 2008, and 2007, respectively.

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

•
The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations as well as the effect of changes in or additions to applicable statutes, rules and regulations that relate to, or in the future may relate to, for example, air quality, water quality, climate change, CO2 and other GHG emissions, waste management, marine and wildlife mortality, natural resources, health, safety and renewable portfolio standards that could, among other things, restrict or limit the output of the Partnerships’ facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.  Violations of certain of these statutes, rules, and regulations could expose the registrants to third-party disputes and potentially significant monetary penalties for non-compliance.

•
The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding regulation, deregulation or restructuring of the energy industry, including, for example, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable and clean energy sources and reduction of carbon and other GHG emissions.  The registrants and the Partnerships will need to adapt to these changes and may face increasing costs and competitive pressure in doing so.

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

•
The operation and maintenance of power generation facilities involve many risks, including, for example, start up risks, breakdown or failure of equipment, transmission lines or pipelines and the availability of replacement equipment, the inability to properly manage or mitigate known equipment defects in the Partnerships' generation facilities unless and until such defects are remediated, use of new or unproven technology, the dependence on a specific fuel source, such as natural gas, failure or delay in the supply or transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), and the risk of performance below expected or contracted levels of output or efficiency.  This could result in lost revenues and/or increased expenses, including, for example, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations, or lost revenues due to prolonged outages.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including, for example, the cost of replacement power.  Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

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

•
NE LP and the Partnerships have hedging procedures and associated risk management tools that may not work as planned.  Risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  If price movements significantly or persistently deviate from historical behavior, the risk management tools may not protect against significant losses.  As a result of these and other factors, the registrants cannot predict with precision the impact that risk management decisions may have on financial results.

•
In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success in competitive wholesale markets include, for example, the ability to efficiently operate the Partnerships’ generating facilities, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation) and equipment, transmission constraints, competition from other and new sources of generation, excess generation capacity and shifting demand for power.  There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, and there are other financial, counterparty and market risks that are beyond the control of the registrants.  The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.  In addition, the registrants' business depends upon power transmission and natural gas transportation facilities owned and operated by others; if transmission or fuel transportation is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver their wholesale power may be limited or their costs may increase.

•
The Partnerships rely on contracts with vendors for the supply of fuel and equipment required for the operation of their facilities.  If vendors fail to fulfill their contractual obligations, the registrants may need to make arrangements with other suppliers, which could result in higher costs and/or a disruption to their operations.

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

•
The Partnerships are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation.  Noncompliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Management of each of the registrants believes that the properties of the registrants and their subsidiaries are adequate for their operations.  As of December 31, 2009, the Partnerships had the following properties:

Facility Type	Location	Principal Use

NEA facility (a)	Bellingham, MA	Power production
NEA residential properties (b)	Bellingham, MA	Private residences
NJEA facility (c)	Sayreville, NJ	Power production
——————————
(a)	Subject to the liens of a first and second mortgage.
(b)	NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.
(c)	Subject to the lien of a first mortgage.

Item 3.  Legal Proceedings

For information regarding legal proceedings that could have a material effect on the registrants, see Note 8 – Commitments and Contingencies – Legal Proceedings.

Item 4.

Reserved

PART II

Item 5.  Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This item is not applicable to either of the registrants.

Item 6.  Selected Financial Data

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Thousands of Dollars)

SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$258,522	$407,737	$331,269	$358,815	$355,249
Net income	$68,358	$133,249	$90,397	$167,159	$132,990
Total assets	$614,956	$724,311	$820,894	$975,058	$1,052,493
Long-term debt, excluding current maturities	$68,288	$173,018	$258,005	$335,467	$414,863
Energy bank and other liabilities	$153	$151	$151	$1,621	$42,816

SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$258,522	$407,737	$331,269	$358,815	$355,238
Net income	$79,156	$146,243	$105,443	$183,809	$150,783
Total assets	$614,527	$723,539	$819,694	$959,670	$1,050,305
Long-term debt, excluding current maturities	$-	$65,223	$119,839	$171,640	$225,661
Energy bank and other liabilities	$-	$-	$-	$1,471	$42,664

SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$65,224	$119,840	$171,641	$264,112	$278,303
Long-term debt, excluding current maturities	$-	$65,223	$119,839	$171,640	$225,661

SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$5	$5	$6	$7	$7
Total assets	$101,352	$127,752	$149,752	$185,471	$184,952
Long-term debt, excluding current maturities	$66,000	$101,200	$127,600	$149,600	$171,600

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein.  In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated

NE LP's net income for 2009, 2008 and 2007 was $68.4 million, $133.2 million and $90.4 million, respectively.  Net income for 2009 decreased due to unfavorable pricing of $137.6 million due to market conditions and decreased generation of $12.5 million both of which are reflected in revenues, partially offset by decreased fuel costs, net of fuel sales, of $85.3 million primarily driven by decreased fuel prices.  Net income for 2008 increased due to favorable pricing of $68.5 million which is reflected in revenues, partially offset by increased fuel costs, net of fuel sales, of $41.4 million.  Net income for 2007 was affected by increased fuel costs, net of fuel sales, of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing, primarily on purchased power, of $0.4 million which is reflected in revenues.

NE LP Consolidated – 2009 compared to 2008

In 2009, 2008 and 2007, NE LP's revenues were derived from five power purchase agreements with two regulated utilities in Massachusetts and New Jersey.  Under the terms of these agreements, power from the wholesale market or generated from the Partnerships' facilities was sold to these utilities at prices specified in the contracts.  The pricing under the four Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market.  The pricing under the New Jersey power purchase agreement is indexed to fuel indices.

NE LP’s revenues for 2009 and 2008 were comprised of $258.5 million and $407.7 million of power sales to utilities, net of purchased power, respectively.  Revenues decreased in 2009 compared to 2008 primarily due to unfavorable pricing of $137.6 million due to market conditions and decreased volume of $12.5 million due to decreased generation at both the NEA and NJEA facilities and a decrease of $1.3 million of other operating revenues, partially offset by an increase in capacity revenues of $2.1 million.

Fuel expense, net of fuel sales, decreased in 2009 by $85.3 million primarily due to decreased fuel prices of $77.4 million, $6.7 million due to decreased generation of power at both the NEA and NJEA facilities and $5.1 million due to increased fuel hedging activities, partially offset by $3.9 million due to decreased fuel sales.

O&M expense increased $3.2 million in 2009 compared to 2008 primarily as a result of scheduled maintenance outages at the NEA facility during the second and third quarters of 2009 coupled with the cost of compliance with the RGGI GHG reduction program.  See Item 1. Environmental.

Depreciation and amortization expense increased by $1.2 million in 2009 compared to 2008 due primarily to depreciation of new assets placed in service in 2009 as well as increased amortization of the intangible assets associated with power purchase agreements.

NE LP makes scheduled interest and principal payments on its outstanding debt semiannually on June 30 and December 30.  Interest expense decreased by $7.3 million due to decreasing principal balances on its outstanding debt.

Interest income decreased in 2009 compared to 2008 by $1.4 million due primarily to decreased rates of return on lower cash balances.

NE LP Consolidated – 2008 compared to 2007

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

Interest income decreased in 2008 compared to 2007 by $1.0 million due primarily to decreased rates of return on lower cash balances.

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

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case in August 2006 with the FERC.  The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service.  NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA.  NextEra Energy Resources on behalf of NEA and other plants operated by NextEra Energy Resources, filed a protest of the proposed rate increase with the FERC in September 2006.  The filed rates went into effect on March 1, 2007.  In August 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA.  A proposed settlement agreement was submitted to the FERC which accepted the settlement agreement in March 2008, and in July 2008 NEA received a refund of $0.3 million which was recorded to fuel expense.

The Partnerships

The Partnerships' net income for 2009, 2008 and 2007 was $79.2 million, $146.2 million and $105.4 million, respectively.  Net income for 2009 decreased due to unfavorable pricing of $137.6 million due to market conditions and decreased generation of $12.5 million both of which are reflected in revenues partially offset by decreased fuel costs, net of fuel sales, of $85.3 million primarily driven by decreased fuel prices.  Net income for 2008 increased due to favorable pricing of $68.5 million which is reflected in revenues, partially offset by increased fuel costs, net of fuel sales, of $41.4 million.  Net income for 2007 reflected increased fuel costs, net of fuel sales, of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing primarily on purchased power of $0.4 million which is reflected in revenues.

The Partnerships – 2009 compared to 2008

In 2009, 2008 and 2007, the Partnerships' revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey.  Under the terms of these agreements, power from the wholesale market or generated from the Partnerships' facilities was sold to these utilities at prices specified in the contracts.  The pricing under the four Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market.  The pricing under the New Jersey power purchase agreement is indexed to fuel indices.

The Partnership’s revenues for 2009 and 2008 were comprised of $258.5 million and $407.7 million of power sales to utilities, net of purchased power, respectively.  Revenues decreased in 2009 compared to 2008 primarily due to unfavorable pricing of $137.6 million due to market conditions, and decreased volume of $12.5 million due to decreased generation at both the NEA and NJEA facilities and a decrease of $1.3 million of other operating revenues, partially offset by an increase in capacity revenues of $2.1 million.

Fuel expense, net of fuel sales, decreased in 2009 by $85.3 million primarily due to decreased fuel prices of $77.4 million, $6.7 million due to decreased generation of power at both the NEA and NJEA facilities and $5.1 million due to increased fuel hedging activities, partially offset by $3.9 million due to decreased fuel sales.

O&M expense increased $3.2 million in 2009 compared to 2008 primarily as a result of scheduled maintenance outages at the NEA facility during the second and third quarters of 2009 coupled with the cost of compliance with the RGGI GHG reduction program.  See Item 1. Environmental.

Depreciation and amortization expense increased by $1.2 million in 2009 compared to 2008 due primarily to depreciation of new assets placed in service in 2009 as well as increased amortization of the intangible assets associated with power purchase agreements.

The Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.  Interest expense decreased by $5.2 million due to decreasing principal balances on their outstanding debt.

Interest income decreased in 2009 compared to 2008 by $1.4 million due primarily to decreased rates of return on lower cash balances.

The Partnerships – 2008 compared to 2007

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

Interest income decreased in 2008 compared to 2007 by $0.9 million due primarily to decreased rates of return on lower cash balances.

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

Transco filed a new general rate case in August 2006 with the FERC.  The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service.  NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA.  NextEra Energy Resources on behalf of NEA and other plants operated by NextEra Energy Resources, filed a protest of the proposed rate increase with the FERC in September 2006.  The filed rates went into effect on March 1, 2007.  In August 2007, an agreement in principal was reached by the parties whereby the settled rates result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA.  A proposed settlement agreement was submitted to the FERC which accepted the settlement agreement in March 2008, and in July 2008 NEA received a refund of $0.3 million which was recorded to fuel expense.

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt.  Both are scheduled to make semiannual principal and interest payments on June 30 and December 30.  Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2009 and 2008 as a result of decreasing principal balances on their outstanding debt.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to NextEra Energy Resources.  Payments to these entities for these services were $5.2 million, $5.3 million and $4.9 million in 2009, 2008 and 2007, respectively.  For additional information see Note 5 to the Consolidated and Combined Financial Statements.

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

The Partnerships receive fuel pursuant to fuel supply agreements with entities related to NextEra Energy Resources and SUEZ.  For additional information see Note 3 to the Consolidated and Combined Financial Statements – Fuel Supply, Transportation and Storage Agreements.

In 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to JCP&L in accordance with the NJEA amended and restated power purchase agreement.  The related interest expense was $0.8 million, $1.1 million and $1.4 million in 2009, 2008 and 2007, respectively.  See Note 4 to the Consolidated and Combined Financial Statements and Note 5 – Affiliate Debt.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1994 of the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the aggregate principal amount of the Funding Corp. Securities.  The related interest expense was $10.4 million, $15.5 million and $20.5 million in 2009, 2008 and 2007, respectively.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1998 of the Acquisition Corp.'s secured notes (Acquisition Corp. Securities) were loaned to NE LP and evidenced by a promissory note.  The related interest expense was $9.7 million, $11.5 million and $13.3 million in 2009, 2008 and 2007, respectively.

Liquidity and Capital Resources

The Acquisition Corp. and NE LP – Cash flow generated by NE LP during 2009 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. and NE LP's note payable-affiliate.  Debt maturities of the Acquisition Corp. Securities and the Funding Corp. Securities will require cash outflows of approximately $182.5 million in principal and interest through 2011, including approximately $112.6 million in 2010.  Debt maturity of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $7.1 million in principal and interest through 2011, including approximately $4.8 million in 2010.  It is anticipated that cash requirements for principal and interest payments in 2010 will be satisfied with NE LP's cash flows from operations.  Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy.  See Note 3 to Acquisition Corp.'s Financial Statements, and Note 4 to Consolidated and Combined Financial Statements – Acquisition Corp.

NE LP's capital expenditures were $18.9 million, $9.1 million and $7.5 million in 2009, 2008 and 2007, respectively.  The increases in 2009 and 2008 relate primarily to capital spare parts used in maintenance outages and various equipment upgrades for the two generating facilities.  Noncash additions to the facilities were $5.8 million and $2.1 million for 2009 and 2008, respectively, and NE LP anticipates making cash payments of $2.5 million in 2010, and has utilized credits from the equipment manufacturer for the remaining amounts to fund for these additions in 2009.

Letters of credit were established to satisfy requirements in certain power purchase agreements.  As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained.  In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The Funding Corp. and the Partnerships – Cash flow generated by the Partnerships during 2009 was sufficient to fund operating expenses as well as fund the debt service requirements of the Funding Corp.  Maturity of the Funding Corp. Securities will require cash outflows of approximately $70.0 million in principal and interest through December 2010 when the Funding Corp. Securities mature.  It is anticipated that cash requirements for principal and interest payments in 2010 will be satisfied with the Partnerships' cash flows from operating activities.  Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy.  See Note 3 to Funding Corp.'s Financial Statements, and Note 4 to Consolidated and Combined Financial Statements – Funding Corp.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Capital expenditures for the Partnerships were $18.9 million, $9.1 million and $7.5 million in 2009, 2008 and 2007, respectively.  The increases in 2009 and 2008 relate primarily to capital spare parts used in maintenance outages and various equipment upgrades for the two generating facilities.  Noncash additions to the facilities were $5.8 million and $2.1 million for 2009 and 2008, respectively, and the Partnerships anticipate making cash payments of $2.5 million in 2010, and have utilized credits from the equipment manufacturer for the remaining amounts to fund for these additions in 2009.

Letters of credit were established to satisfy requirements in certain power purchase agreements.  As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained.  In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2009 (in thousands) were as follows:

	Total	2010	2011-2012	2013-2014	Thereafter

CONTRACTUAL OBLIGATIONS
The Partnerships:
Funding Corp debt(a)	$70,002	$70,002	$-	$-	$-
Operating leases	765	333	432	-	-
Other long-term obligations:
Administrative agreement(b)	4,800	600	1,200	1,200	1,800
O&M agreement(b)	9,000	1,500	3,000	3,000	1,500
Fuel management agreement(b)	11,700	900	1,800	1,800	7,200
Natural gas, including transportation and storage	17,169	9,353	7,816	-	-
Total Partnerships	113,436	82,688	14,248	6,000	10,500

NE LP:
Acquisition Corp debt(a)	112,538	42,583	69,955	-	-
Affiliate debt(a)	7,147	4,765	2,382	-	-
Total NE LP	119,685	47,348	72,337	-	-
Total contractual obligations	$233,121	$130,036	$86,585	$6,000	$10,500
——————————
(a)	Includes principal and interest.
(b)
Represents the minimum obligation under the terms of the agreement.  The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

Critical Accounting Policies and Estimates

NE LP's and the Partnerships' significant accounting policies are described in Note 2 to the Consolidated and Combined Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America.  Critical accounting policies are those that NE LP and the Partnerships believe are both most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NE LP and the Partnerships consider the following policies to be the most critical in understanding the judgments that are involved in preparing their consolidated and combined financial statements.

Accounting for Derivatives and Hedging Activities – NE LP and the Partnerships use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity and to optimize the value of power generation assets and related contracts.  To a lesser extent, NE LP and the Partnerships also engage in limited trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market, are recorded on NE LP's and the Partnerships' Consolidated and Combined Balance Sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses and other liabilities) measured at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.

Essentially all changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales and trading activities are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied.  While substantially all of NE  LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery is deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2009 and 2008, no cash flow hedges existed at NE LP and the Partnerships.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate.  There were no net gains/losses on cash flow hedges in comprehensive income for the years ended December 31, 2009, 2008 and 2007.  As a result, there were no differences between comprehensive income and net income for the periods presented.

Much of the existing accounting guidance related to derivatives focuses on when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from derivative accounting rules, however the guidance does not address all contract issues.  As a result, significant judgment must be used in applying derivatives accounting guidance to contracts.  In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

See Note 2 to the Consolidated and Combined Financial Statements – Accounting for Derivatives and Hedging Activities.

Major Maintenance – Major maintenance costs for combustion turbines are capitalized and amortized on a unit of production basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage.  NE LP and the Partnerships capitalized major maintenance costs totaled approximately $2.6 million and $3.5 million at December 31, 2009 and 2008, respectively, and are included in other assets.  For the years ended December 31, 2009, 2008 and 2007, NE LP and the Partnerships recorded major maintenance expenses of approximately $1.7 million, $2.0 million and $1.9 million, respectively.

See Note 2 to the Consolidated and Combined Financial Statements – Major Maintenance Costs.

Contract Restructurings – In prior years, NE LP and the Partnerships restructured power purchase agreements and fuel supply contracts to maximize the profitability of the Partnerships.  Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships apply accounting principles analogous to debtor’s and creditor’s accounting for a modification or exchange of debt instruments, which requires NE LP and the Partnerships to focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification.  The calculation of changes in volume, prices and cash flows, as well as the fair value of any new contract, involves the use of estimates and judgments about future events.  If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations.  If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added to or subtracted from the basis of the asset or liability.

Energy Revenues and Purchased Power – NE LP and the Partnerships believe that where offsetting positions exist in the same location for the same time, the transactions are considered to have been netted and therefore physical delivery is deemed not to have occurred for financial reporting purposes.  In these situations, NE LP and the Partnerships report energy revenues on a net basis.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest Rate Risk – The fair value of the registrants', the Partnerships' and Funding Corp.'s long-term debt is affected by changes in interest rates.  The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2009			December 31, 2008
	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)
	(Thousands of Dollars)

Long-term debt, including current maturities, of NE LP / Acquisition Corp.(a)	$107,795	$109,584	$110,482	$138,166	$138,682	$140,540
Long-term debt, including current maturities, of Partnerships / Funding Corp.	$65,223	$67,253	$67,519	$119,839	$125,396	$126,306
——————————
(a)	Includes affiliate note for NE LP and Acquisition Corp. Securities.
(b)
Based on the book value of the Acquisition Corp. Securities ($101,200 and $127,600) and the affiliate note ($6,595 and $10,566) as of December 31, 2009 and 2008, respectively.  Based on the book value of the Funding Corp. Securities as of December 31, 2009 and 2008, respectively.

(c)
Based on an internally developed model for the Acquisition Corp. Securities ($102,989 and $128,116) and the book value of the affiliate note ($6,595 and $10,566) as of December 31, 2009 and 2008, respectively.  Based on an internally developed model for the Funding Corp. Securities as of December 31, 2009 and 2008.  Bid prices were not available for 2008 and 2009 due to changes in the market.

(d)
Based on the benchmark yield and basis spread for the Acquisition Corp. Securities ($103,887 and $129,974) and the book value of the affiliate note ($6,595 and $10,566) as of December 31, 2009 and 2008, respectively.  Based on the benchmark yield and basis spread for the Funding Corp. Securities as of December 31, 2009 and 2008, respectively.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of December 31, 2009 and 2008, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges (b)	Total

December 31, 2008	$-	$3	$3
December 31, 2009	$-	$22	$22
Average for the period ended December 31, 2009	$-	$33	$33
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

Concentration of Credit Risk – At December 31, 2009 and 2008, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements, NSTAR (formerly Boston Edison and Commonwealth) and JCP&L.  If one or both of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

NORTHEAST ENERGY, LP
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2009, and the combined balance sheets of Northeast Energy Associates (a limited partnership) and North Jersey Energy Associates (a limited partnership), two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2009 and 2008, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These Partnerships are under common ownership and common management.  These financial statements are the responsibility of the respective Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates and North Jersey Energy Associates as of December 31, 2009 and 2008, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 26, 2010

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$40,454	$48,186
Accounts receivable	66,591	85,495
Spare parts inventories	10,073	5,943
Fuel inventories	7,060	10,877
Prepaid expenses and other current assets	2,762	1,299
Total current assets	126,940	151,800

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,535 and $6,191, respectively)	425	769
Land	4,712	4,712
Property, plant and equipment (net of accumulated depreciation of $221,619 and $201,140, respectively)	319,412	319,420
Power purchase agreements (net of accumulated amortization of $780,710 and $697,324, respectively)	160,646	244,032
Other assets	2,821	3,578
Total non-current assets	488,016	572,511

TOTAL ASSETS	$614,956	$724,311

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$65,223	$54,616
Current portion of notes payable – the Acquisition Corp.	35,200	26,400
Current portion of note payable – affiliate	4,307	3,971
Accounts payable	1,418	1,100
Due to related parties	25,609	30,616
Other accrued expenses	14,031	17,025
Total current liabilities	145,788	133,728

Non-current liabilities:
Deferred revenue	88,013	66,944
Notes payable – the Funding Corp.	-	65,223
Note payable – the Acquisition Corp.	66,000	101,200
Note payable – affiliate	2,288	6,595
Other liabilities	153	151
Lease payable	184	319
Total non-current liabilities	156,638	240,432

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,250	7,003
Limited partners	306,280	343,148
Total partners' equity	312,530	350,151

TOTAL LIABILITIES AND PARTNERS' EQUITY	$614,956	$724,311

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

REVENUES	$258,522	$407,737	$331,269

COSTS AND EXPENSES:
Fuel (net of fuel sales)	36,349	121,645	80,226
Operations and maintenance	18,468	15,229	13,573
Depreciation and amortization	105,154	103,957	101,665
General and administrative	9,137	9,798	9,316
Total costs and expenses	169,108	250,629	204,780

OPERATING INCOME	89,414	157,108	126,489

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	343	410	474
Interest expense	20,836	28,173	35,746
Interest income	(123)	(1,553)	(2,507)
Other (income) expense	-	(3,171)	2,379
Total other expense, net	21,056	23,859	36,092

NET INCOME	$68,358	$133,249	$90,397

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,358	$133,249	$90,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,498	104,367	102,139
(Gain) loss on disposals of assets, net	-	(3,171)	2,379
Unrealized mark to market (gain) loss on derivatives	(1,845)	3,221	2,283
Changes in assets and liabilities:
Accounts receivable	15,810	4,852	13,426
Prepaid expenses and other assets	2,688	(1,214)	2,249
Accounts payable and accrued expenses	(4,494)	(5,202)	(4,295)
Accrued interest payable	-	-	(19,247)
Deferred revenue	21,069	21,465	21,379
Energy bank and other liabilities	-	-	(1,470)
Due to related parties	(5,007)	3,977	3,167
Lease payable	(135)	(124)	(111)
Net cash provided by operating activities	201,942	261,420	212,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,919)	(9,126)	(7,546)
Proceeds from sales of assets	-	-	366
Proceeds from insurance claim	211	1,734	-
Net cash used in investing activities	(18,708)	(7,392)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable – affiliate	(3,971)	(3,661)	(3,375)
Principal payments on the Acquisition Corp. notes	(26,400)	(22,000)	(28,600)
Principal payments on the Funding Corp. notes	(54,616)	(51,801)	(80,342)
Distributions to partners	(105,979)	(173,637)	(131,667)
Net cash used in financing activities	(190,966)	(251,099)	(243,984)

Net (decrease) increase in cash and cash equivalents	(7,732)	2,929	(38,868)
Cash and cash equivalents at beginning of period	48,186	45,257	84,125
Cash and cash equivalents at end of period	$40,454	$48,186	$45,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,836	$28,122	$54,454

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to property, plant and equipment	$5,808	$2,076	$-
Transfer of property, plant and equipment to spare parts inventories	$2,400	$-	$-
Transfer of property, plant and equipment to accounts receivable under warranty claim	$443	$3,128	$-

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2006	$8,636	$423,173	$431,809
Net income	1,807	88,590	90,397
Distributions to partners	(2,633)	(129,034)	(131,667)
Balances, December 31, 2007	7,810	382,729	390,539
Net income	2,665	130,584	133,249
Distributions to partners	(3,472)	(170,165)	(173,637)
Balances, December 31, 2008	7,003	343,148	350,151
Net income	1,367	66,991	68,358
Distributions to partners	(2,120)	(103,859)	(105,979)
Balances, December 31, 2009	$6,250	$306,280	$312,530

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,452	$48,184
Accounts receivable	66,591	85,495
Spare parts inventories	10,073	5,943
Fuel inventories	7,060	10,877
Prepaid expenses and other current assets	2,760	1,298
Total current assets	126,936	151,797

Non-current assets:
Land	4,712	4,712
Property, plant and equipment (net of accumulated depreciation of $221,619 and $201,140, respectively)	319,412	319,420
Power purchase agreements (net of accumulated amortization of $780,710 and $697,324, respectively)	160,646	244,032
Other assets	2,821	3,578
Total non-current assets	487,591	571,742

TOTAL ASSETS	$614,527	$723,539

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$65,223	$54,616
Accounts payable	1,418	1,100
Due to related parties	25,609	30,616
Other accrued expenses	14,031	17,025
Total current liabilities	106,281	103,357

Non-current liabilities:
Deferred revenue	88,013	66,944
Notes payable – the Funding Corp.	-	65,223
Lease payable	184	319
Total non-current liabilities	88,197	132,486

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,200	4,877
Limited partners	415,849	482,819
Total partners' equity	420,049	487,696

TOTAL LIABILITIES AND PARTNERS' EQUITY	$614,527	$723,539

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

REVENUES	$258,522	$407,737	$331,269

COSTS AND EXPENSES:
Fuel (net of fuel sales)	36,349	121,645	80,226
Operations and maintenance	18,468	15,229	13,573
Depreciation and amortization	105,154	103,957	101,665
General and administrative	9,130	9,791	9,310
Total costs and expenses	169,101	250,622	204,774

OPERATING INCOME	89,421	157,115	126,495

OTHER EXPENSE (INCOME):
Interest expense	10,374	15,555	21,086
Interest income	(109)	(1,512)	(2,413)
Other (income) expense	-	(3,171)	2,379
Total other expense, net	10,265	10,872	21,052

NET INCOME	$79,156	$146,243	$105,443

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,156	$146,243	$105,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,154	103,957	101,665
(Gain) loss on disposals of assets, net	-	(3,171)	2,379
Unrealized mark to market (gain) loss on derivatives	(1,845)	3,221	2,283
Changes in assets and liabilities:
Accounts receivable	15,810	4,852	13,426
Prepaid expenses and other assets	2,689	(1,223)	2,251
Accounts payable and accrued expenses	(4,496)	(5,202)	4,351
Accrued interest payable	-	-	(12,129)
Deferred revenue	21,069	21,465	21,379
Energy bank and other liabilities	-	-	(1,471)
Due to related parties	(5,007)	3,977	3,168
Lease payable	(135)	(124)	(111)
Net cash provided by operating activities	212,395	273,995	242,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,919)	(9,126)	(7,546)
Proceeds from sales of assets	-	-	366
Proceeds from insurance claim	211	1,734	-
Net cash used in investing activities	(18,708)	(7,392)	(7,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(54,616)	(51,801)	(80,342)
Distributions to partners	(146,803)	(211,864)	(180,264)
Net cash used in financing activities	(201,419)	(263,665)	(260,606)

Net (decrease) increase in cash and cash equivalents	(7,732)	2,938	(25,152)
Cash and cash equivalents at beginning of period	48,184	45,246	70,398
Cash and cash equivalents at end of period	$40,452	$48,184	$45,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,374	$15,504	$32,674

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to property, plant and equipment	$5,808	$2,076	$-
Transfer of property, plant and equipment to spare parts inventories	$2,400	$-	$-
Transfer of property, plant and equipment to accounts receivable under warranty claim	$443	$3,128	$-

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2006	$6,282	$621,856	$628,138
Net income	1,054	104,389	105,443
Distributions to partners	(1,803)	(178,461)	(180,264)
Balances, December 31, 2007	5,533	547,784	553,317
Net income	1,462	144,781	146,243
Distributions to partners	(2,118)	(209,746)	(211,864)
Balances, December 31, 2008	4,877	482,819	487,696
Net income	793	78,363	79,156
Distributions to partners	(1,470)	(145,333)	(146,803)
Balances, December 31, 2009	$4,200	$415,849	$420,049

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.  Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed in 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), collectively the Partnerships).  NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and GDF SUEZ Energy Generation North America, Inc. (SUEZ Power).  ESI Energy is wholly-owned by NextEra Energy Resources, LLC (NextEra Energy Resources), formerly known as FPL Energy, LLC, which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange.  SUEZ Power is a direct wholly-owned subsidiary of GDF SUEZ Energy North America, Inc., which is a direct wholly-owned subsidiary of GDF SUEZ, SA, a worldwide energy provider.  NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities.  NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey.  NEA and NJEA commenced commercial operation in 1991.  The Partnerships operate in the independent power industry and had been granted permission by the FERC to operate as qualifying facilities (QFs) as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations.  In December 2003, NJEA executed an amended and restated power purchase agreement and in February 2005, NEA executed an agreement to amend and restate certain power purchase agreements and neither facility now operates as a QF or as a cogeneration facility.  Both NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NEA and NJEA to sell power at market rates.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation – The accompanying consolidated financial statements include the accounts of NE LP and subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.  The accompanying combined financial statements include the accounts of NEA and NJEA for all periods and are combined based on common ownership.  All material intercompany transactions have been eliminated in the combination.

Impairment of Long-Lived Assets – NE LP and the Partnerships evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Under the applicable accounting guidance, an impairment loss is required to be recognized if the carrying value of the asset exceeds the undiscounted future net cash flows associated with that asset.  The impairment loss to be recognized is the amount by which the carrying value of the long-lived asset exceeds the asset’s fair value.  Each of NE LP and the Partnerships concluded there was no impairment of tangible or intangible assets in 2009, 2008, and 2007.

Accounting for Asset Retirement Obligations – The registrants, the Partnerships and the Funding Corp. account for asset retirement obligations and conditional asset retirement obligations (collectively AROs) under accounting guidance that requires a liability for the fair value of an ARO be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset.  The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life.  Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense which is included in deprecation and amortization expense in the statement of income.  The accounting guidance also clarifies that a conditional ARO is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.

Cash and Cash Equivalents – Investments purchased with an original maturity of three months or less are considered cash equivalents.  Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk.  At December 31, 2009 and 2008, the recorded amount of cash and cash equivalents approximates its fair value.

Accounts Receivable and Revenue – Accounts receivable primarily consist of receivables from one Massachusetts utility and one New Jersey utility for electricity delivered and sold under five power purchase agreements.  Pricing under the four amended Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates for power delivered and a variable component indexed to the power market.  The pricing under the New Jersey amended and restated power purchase agreement is based on initial floor prices per kilowatt-hour, subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors, fuel indices, and other conditions.  Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess.  Revenue recognized is also deferred to the extent that stipulated rates under the amended power purchase agreements are higher in early years of the agreement and exceed average rates over the term of the agreement.  The amount deferred is reflected on the balance sheets in deferred revenue.  Power sales to utilities includes $1.8 million of revenue from the sale of emission allowances in 2006.  There was no revenue from the sale of emission allowances in 2009, 2008 and 2007.  The emissions allowances have no cost basis and are recognized as revenue at the time of sale.

Property, Plant and Equipment and Other Assets – The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years, with the exception of certain turbine parts that are depreciated on a unit of production basis based upon estimated total starts over their useful lives.  Depreciation expense was $21.6 million, $21.1 million and $20.2 million for 2009, 2008 and 2007, respectively.

Major Maintenance Costs – NE LP and the Partnerships use the deferral method to account for certain planned major maintenance costs.

Major maintenance costs for combustion turbines are capitalized and amortized on a unit of production basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage.  NE LP and the Partnerships capitalized major maintenance costs, net of accumulated amortization, totaled approximately $2.6 million and $3.5 million at December 31, 2009 and 2008, respectively, and are included in other assets.  For the years ended December 31, 2009, 2008 and 2007, NE LP and the Partnerships recorded major maintenance expenses of approximately $1.7 million, $2.0 million and $1.9 million, respectively.

Inventories – Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on a weighted- average cost basis, or market unless evidence indicates that the weighted-average cost (even if in excess of market) will be recovered with a normal profit upon sale in the ordinary course of business.  Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

Power Purchase Agreements – The fair value of the power purchase agreements acquired are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Deferred Debt Issuance Costs – Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the effective interest method.

Income Taxes – Partnerships are not taxable entities for federal and state income tax purposes.  As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Contract Restructurings – Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships apply accounting principles analogous to a debtor’s and creditor’s accounting for a modification or exchange of debt instruments, which requires NE LP and the Partnerships to focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification.  If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations.  If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added to or subtracted from the basis of the asset or liability.

Accounting for Derivatives and Hedging Activities – NE LP and the Partnerships use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity and to optimize the value of power generation assets and related contracts.  To a lesser extent, NE LP and the Partnerships also engage in limited trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments when required to be marked to market, are recorded on NE LP's and the Partnerships' Consolidated and Combined Balance Sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses and other liabilities) measured at fair value.  Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel.  Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date.  In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices.  The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes.  However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region.  The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract.

Essentially all changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales and trading activities are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied.  While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.  At December 31, 2009 and 2008, no cash flow hedges existed at NE LP and the Partnerships.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  Settlement gains and losses are included within the line items in the statements of operations to which they relate.  There were no net gains/losses on cash flow hedges in comprehensive income for the years ended December 31, 2009, 2008 and 2007.  As a result, there were no differences between comprehensive income and net income for the periods presented.

Much of the existing accounting guidance related to derivatives focuses on when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from derivative accounting rules, however the guidance does not address all contract issues.  As a result, significant judgment must be used in applying derivatives accounting guidance to contracts.  In the event changes in interpretation occur, it is possible that contracts that currently are excluded from derivatives accounting rules would have to be recorded on the balance sheet at fair value, with changes in the fair value recorded in the statement of income.

Unrealized mark-to-market gains, net, on derivative transactions were $1.8 million for the year ended December 31, 2009 and is included in fuel expense (net of fuel sales).  The current portion of the derivative liability was $0.2 million at December 31, 2009 and is included in the consolidated and combined balance sheets under other accrued expenses.  The current portion of the derivative asset was $1.2 million at December 31, 2009 and is included in the consolidated and combined balance sheets under prepaid expenses and other current assets.  There was not a non-current component of the derivative liability at December 31, 2009.  Unrealized mark-to-market losses, net, on derivative transactions were $3.2 million for the year ended December 31, 2008.  The current portion of the derivative liability was $0.9 million at December 31, 2008 and is included in the consolidated and combined balance sheets under other accrued expenses.  There was not a non-current component of the derivative asset at December 31, 2008.  Unrealized mark-to-market losses, net, on derivative transactions were $2.3 million for the year ended December 31, 2007.

Natural Gas Hedging Instruments – Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates.  Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery.  See Note 6.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3.  Property, Plant and Equipment and Power Purchase Agreements

Power Purchase Agreements – In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities.  Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions.  Performance under certain of these agreements is secured by a second mortgage on the NEA facility.  In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement.  These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2016.  The majority of the Partnerships' power sales to utilities are generated through these agreements.  As such, the Partnerships are directly affected by changes in the power generation industry.  Substantially all of the Partnerships' accounts receivable are with these utilities.  The Partnerships do not require collateral or other security to support these receivables.  However, management does not believe significant credit risk exists at December 31, 2009.  Restructuring of the NJEA power purchase agreement occurred in 2003 as discussed below.  Restructuring of four of the NEA power purchase agreements, as discussed below, and termination of the remaining NEA power purchase agreement occurred in 2005.

In 2003, NJEA's agreement with the New Jersey utility to amend and restate the power purchase agreement became effective.  The agreement provides for, among other things, the ability to deliver electricity to the utility from sources other than NJEA's facility at NJEA's discretion.  In accordance with the agreement, NJEA paid $26.2 million to the New Jersey utility through a cash contribution by NE LP.  NE LP received funding through a loan to NE LP from an affiliate of NE LP which matures in June 2011.  In connection with this restructuring, NJEA amended its remaining long-term natural gas supply agreement with PSE&G and terminated the long-term natural gas supply agreements with SEMNA and PMI in 2004.  Under the terms of the amended long-term natural gas supply agreement, PSEG will provide all of the fuel required to run the facility when it is operating.

In 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective.  Effective January 1, 2007, Boston Edison and Commonwealth became one utility, NSTAR Electric Company (NSTAR).  The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility.  Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005.  This payment is capitalized as part of the power purchase agreement's intangible asset on the balance sheet at December 31, 2005.  These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.  As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted accounting and disclosure provisions for revenue recognition of long-term power sales contracts, which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreement.  Consequently, NE LP and the Partnerships recognized a reduction to revenue of $21.1 million, $21.5 million and $21.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, power sale revenues from two different utilities accounted for approximately 47% and 40%, 38% and 40%, and 37% and 40%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

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

Energy Bank Balance – As of December 31, 2006, one of the NEA power purchase agreements continued to have an energy bank and recorded cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement.  Amortization of the energy bank was based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement.  As of December 31, 2009 and 2008, there was no longer any energy bank balance.  Amortization was $1.5 million in 2007.  The energy bank balance bore interest at a rate specified in the agreement, and was partially secured by a letter of credit.  In accordance with the power purchase agreement, NEA satisfied its energy bank obligations in January 2007 and the related letter of credit expired.

Fuel Supply, Transportation and Storage Agreements – Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage.  The remaining fuel requirements are provided under short-term spot arrangements.  The long-term natural gas supply is provided under contracts with PSE&G, PMI and SEMNA.  Various pipeline companies provide transportation of the natural gas.  Natural gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The PSE&G contract commenced in 1991 and provided for the sale and delivery to NJEA of up to 25,000 MMBtu/day of natural gas for a term of 20 years.  The contract price of the PSE&G natural gas is established monthly using a contractually specified mechanism.

In connection with the amended and restated power purchase agreement mentioned above, in 2003, NJEA amended its long-term natural gas supply agreement with PSE&G.  Under the terms of the amended agreement, PSE&G provides all of the fuel required to operate the facility when NJEA decides it is economically beneficial to do so.  NJEA is required to pay a monthly fee of $0.2 million to PSE&G regardless of whether fuel is purchased during the month.  Total charges under NJEA's contract with PSE&G, including transportation costs, during 2009, 2008 and 2007, were approximately $33.2 million, $97.8 million and $55.6 million, respectively.

NEA entered into two long-term natural gas supply agreements with PMI and SEMNA in 2005 that enable NEA to purchase sufficient fuel for production.  Fuel purchased under agreements between NEA and PMI and SEMNA was $128.1 million, $273.9 million and $188.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included on the Consolidated and Combined Statements of Operations in fuel expense.

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

NEA's long-term fuel contractual arrangements call for monthly demand charge payments and are included on the Consolidated and Combined Statements of Operations in fuel expense.  These demand charge payments reserve certain pipeline transportation capacity and are made regardless of NEA's specified fuel requirements in any month and regardless of whether NEA uses the capacity reserved.  These demand charges totaled approximately $7.4 million, $13.7 million and $13.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4.  Loans Payable

Funding Corp. – The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities.  The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,
	2009	2008
	(in thousands)
9.77% Senior Secured Bonds Due 2010, Series A	$65,223	$119,839
Less current maturities	65,223	54,616
Long-term debt, excluding current maturities	$-	$65,223

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30.  Principal repayments are made semiannually in amounts stipulated in the trust indenture.  As of December 31, 2009, there were two remaining future principal payments of $32.6 million each on June 30 and December 30, 2010.

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

Acquisition Corp. – During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships.  The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note.  Interest on the Acquisition Corp. Securities is payable semiannually on each June 30 and December 30.  Principal repayments are made semiannually in amounts stipulated in the trust indenture.

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

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note.  NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP.  Payments with respect to the NE LP promissory note and, therefore, in respect of the Acquisition Corp.  Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of the Funding Corp.’s indebtedness.  Repayment of the Acquisition Corp. Securities is secured by all interests in the Partnerships.  The Acquisition Corp. Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

Affiliate Debt – In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to JCP&L in accordance with NJEA's amended and restated power purchase agreement.  NJEA paid JCP&L $26.2 million through a cash contribution from NE LP.  The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually.  Interest expense was $0.8 million, $1.1 million and $1.4 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009, future principal payments (in thousands) by NE LP are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total
Year ending December 31:
2010	$35,200	$4,307	$39,507
2011	66,000	2,288	68,288
Total	101,200	6,595	$107,795
Current portion	35,200	4,307
Long term portion	$66,000	$2,288

5.  Related Party Information

Administrative Services Agreement – NE LP and an entity related to NextEra Energy Resources have entered into an administrative services agreement that provides for management and administrative services to the Partnerships.  The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $0.8 million, $0.9 million and $0.8 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements – NE LP and an entity related to NextEra Energy Resources have entered into O&M agreements that provide for the operations and maintenance of the Partnerships.  The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration.  The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $2.1 million, $2.2 million and $2.0 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements – NE LP has entered into fuel management agreements with an entity related to NextEra Energy Resources that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships.  The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $1.3 million, $1.3 million and $1.2 million, respectively, in fees and expenses under the agreements.

In February 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.  This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit.  Fees under the agreement were $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Power Sales – From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace.  These purchases totaled $51.5 million, $163.9 million and $106.0 million in 2009, 2008 and 2007, respectively.

Fuel Contracts – As discussed in Note 3, in 2005, NEA entered into two long-term natural gas supply agreements with PMI and SEMNA that enable NEA to purchase sufficient fuel for production.  Fuel purchased under these agreements was $128.1 million, $273.9 million and $188.5 million in 2009, 2008 and 2007, respectively.

O&M of the Facilities – An entity related to NextEra Energy Resources provides O&M services for the Partnerships.  The Partnerships incurred $18.5 million, $15.2 million and $13.6 million for O&M expense for the years ended December 31, 2009, 2008 and 2007, respectively, of which $5.6 million, $5.4 million and $4.4 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.

Accrued expenses under the administrative services, O&M and fuel management agreements were $0.6 million, $0.5 million and $0.6 million at December 31, 2009, 2008 and 2007, respectively.

Affiliate Debt – In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to JCP&L in accordance with NJEA's amended and restated power purchase agreement.  The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually on June 30 and December 30 of each year.  Interest expense was $0.8 million, $1.1 million and $1.4 million in 2009, 2008 and 2007, respectively.

The proceeds from the Funding Corp. Securities were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities.  Interest expense was $10.4 million, $15.5 million and $20.5 million in 2009, 2008 and 2007, respectively.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note.  Interest expense was $9.7 million, $11.5 million and $13.3 million in 2009, 2008 and 2007, respectively.

6.  Financial Instruments

The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in the price of natural gas related to the natural gas storage and transportation assets.  In an effort to optimize the value of the natural gas storage assets, NEA typically purchases natural gas on the open market during the summer months when prices are generally lower and stores this natural gas in inventory.  The Partnerships have entered into certain forward natural gas sales contracts which meet the definition of a derivative instrument under applicable accounting guidance used to hedge the exposure of price movement on the storage natural gas until the natural gas is withdrawn from storage and sold physically.  See Note 2.

Unrealized mark-to-market gains, net, on derivative transactions were $1.8 million for the year ended December 31, 2009.  The current portion of the derivative liability is $0.2 million at December 31, 2009 and is included in the consolidated and combined balance sheets under other accrued expenses.  The current portion of the derivative asset was $1.2 million at December 31, 2009 and is included in the consolidated and combined balance sheets under prepaid expenses and other current assets.  There was not a non-current component of the derivative asset or liability at December 31, 2009.

Unrealized mark-to-market losses, net, on derivative transactions were $3.2 million for the year ended December 31, 2008.  The current portion of the derivative liability was $0.9 million at December 31, 2008 and is included in the consolidated and combined balance sheets under other accrued expenses.  There was not a non-current component of the derivative liability at December 31, 2008.  Unrealized mark-to-market losses, net, on derivative transactions were $2.3 million for the year ended December 31, 2007.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

The Partnerships adopted new accounting and disclosure provisions related to the fair value of financial instruments beginning April 1, 2009.

	December 31,
	2009		2008
	Carrying Amount(b)	Estimated Fair Value(c)	Carrying Amount(b)	Estimated Fair Value(c)
	(Thousands of Dollars)

Long-term debt, including current maturities, of NE LP/Acquisition Corp.(a)	$107,795	$109,584	$138,166	$138,682
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$65,223	$67,253	$119,839	$125,396
——————————
(a)	Includes affiliate note for NE LP and Acquisition Corp. Securities.
(b)
Based on the book value of the Acquisition Corp. Securities ($101,200 and $127,600) and the affiliate note ($6,595 and $10,566) as of December 31, 2009 and 2008, respectively.  Based on the book value of the Funding Corp. Securities as of December 31, 2009 and 2008, respectively.

(c)
Based on an internally developed model for the Acquisition Corp. Securities ($102,989 and $128,116) and the book value of the affiliate note ($6,595 and $10,566) as of December 31, 2009 and 2008, respectively.  Based on an internally developed model for the Funding Corp. Securities as of December 31, 2009 and 2008, respectively.  Bid prices were not available for 2008 and 2009 due to changes in the market.

7.  Fair Value Measurements

As of December 31, 2009 and 2008, NE LP and the Partnerships had cash equivalents with a fair value of $39.0 million (excluding cash of $1.5 million) and $30.3 million (excluding cash of $17.9 million), respectively.  The value of these assets is based upon quoted prices in active markets for identical assets and equals the carrying value which is considered a level one input.  In addition, the carrying value of accounts receivable and accounts payable, accrued expenses and due to related parties approximate their fair value due to the short maturity of these instruments.  As of December 31, 2009, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

8.  Commitments and Contingencies

Loan Collateral – The NEA power purchase agreements are also secured by a second mortgage on the NEA facilities.  In addition, on August 31, 2007, a letter of credit for loan collateral was renewed with a face amount of $26.2 million as of December 31, 2008 and $26.6 million as of December 31, 2009.  This letter of credit expires on December 31, 2010 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership's trust accounts to pay bond interest and principal.

Contracts – NEA has entered into several long-term natural gas sales contracts.  NEA is committed to sell approximately 1.5 million MMBtu of natural gas annually through 2011.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note.  The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note or guaranty.  NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP.  Payments with respect to the promissory note and, therefore, in respect of the Acquisition Corp. Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of the Funding Corp.’s indebtedness.  Repayment of the Acquisition Corp. Securities is secured by all interests in the Partnerships.  The Acquisition Corp. Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

Operating Lease – NEA entered into a 26-year operating lease in 1986 for a parcel of land.  The lease may be extended for another 25 years at the option of NEA at a base rent to be agreed upon by the parties at the time of the extension.  Lease payments (in thousands) under this non-cancelable operating lease through 2012 are as follows:

Year ending December 31:
2010	$331
2011	343
2012	145
Total	$819

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.

Regulatory Proceedings – The Northeast Power Coordinating Council, Inc. (NPCC), the regional entity responsible for compliance with the North American Electric Reliability Corporation (NERC) standards, investigated certain operating subsidiaries and affiliates of NextEra Energy Resources, LLC (NextEra Energy Resources), including NEA, operating in New England for potential noncompliance with certain NERC standards self-reported by NextEra Energy Resources.  NextEra Energy Resources owns subsidiaries that own 50% of NE LP.  Any penalty ultimately determined or accepted by NextEra Energy Resources pursuant to a settlement would be shared among its operating subsidiaries and affiliates in the New England region that the NPCC found to be in noncompliance with certain NERC standards.  Although NEA is unable to predict with certainty the outcome of this matter, it is expected that the ultimate resolution will not have a material adverse effect on NE LP's and the Partnerships' results of operations or financial condition.

Legal Proceedings – On March 17, 2010, NEA received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) under authority of Section 113 of the Clean Air Act, regarding the facility located in Bellingham, Massachusetts for violations of State and EPA air permit limits for the emissions of oxides of nitrogen (“NOx”).  The NOV alleges that on numerous days of operation from January 1997 to December 2009 (and, elsewhere, to the present), the facility’s NOx data indicated emissions in excess concentrations of the permitted amounts, specifically for pounds of NOx per MMBtu, and for pounds per hour of NOx.  No specific dates were referenced, and no penalty amount was proposed.  EPA stated that the maximum penalty is $37,500 per day per violation under current EPA rules, and that the EPA may issue NEA a compliance order, issue an administrative penalty order, and/or commence a civil judicial proceeding for penalties or injunctive relief.  Although EPA’s allegations are vague, after initial technical and legal review, NEA believes that EPA’s allegations are unsupportable and wholly without merit.

9.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2009 and 2008 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)
	(Thousands of Dollars)
NE LP:
2009
Operating revenues(b)	$62,263	$60,043	$71,057	$65,159
Operating income(b)	$30,216	$14,797	$22,587	$21,814
Net income(b)	$24,508	$9,045	$17,784	$17,021

2008
Operating revenues(b)	$116,671	$103,839	$119,595	$67,633
Operating income(b)	$41,553	$35,378	$50,207	$29,969
Net income(b)	$36,264	$28,209	$43,894	$24,880

The Partnerships:
2009
Operating revenues(b)	$62,263	$60,043	$71,057	$65,159
Operating income(b)	$30,216	$14,797	$22,593	$21,815
Net income(b)	$27,357	$11,892	$20,342	$19,565

2008
Operating revenues(b)	$116,671	$103,839	$119,595	$67,633
Operating income(b)	$41,553	$35,378	$50,207	$29,976
Net income(b)	$39,647	$31,568	$47,021	$28,006
——————————
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 26, 2010

ESI TRACTEBEL FUNDING CORP.
BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	65,223	54,616
Total current assets	65,224	54,617

Notes receivable from the Partnerships	-	65,223

TOTAL ASSETS	$65,224	$119,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$65,223	$54,616
Total current liabilities	65,223	54,616

Debt securities payable	-	65,223

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,224	$119,840

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

Interest income – affiliate	$10,374	$15,504	$20,545
Interest expense	(10,374)	(15,504)	(20,545)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other – net	-	-	-
Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	54,616	51,801	80,342
Net cash provided by investing activities	54,616	51,801	80,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(54,616)	(51,801)	(80,342)
Net cash used in financing activities	(54,616)	(51,801)	(80,342)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1
Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,374	$15,504	$32,674

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.  Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3.  The Funding Corp. acts as the agent of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership (combined, the Partnerships) with respect to the securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the securities.  The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy, LLC (ESI Energy) and GDF SUEZ Energy Generation North America, Inc. (SUEZ Power) and, thus, are related parties to the Funding Corp.

2.  Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3.  The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships, and notes payable of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities.  Borrowings, evidenced by the Securities, outstanding are as follows:

	December 31,
	2009	2008
	(in thousands)
9.77% Senior Secured Bonds Due 2010, Series A	$65,223	$119,839
Less current maturities	65,223	54,616
Long-term debt, excluding current maturities	$-	$65,223

Interest on the Securities is payable semiannually on each June 30 and December 30.  Principal repayments are made semiannually in amounts stipulated in the trust indenture.  As of December 31, 2009, there were two remaining future principal payments of $32.6 million each on June 30 and December 30, 2010.

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

4.  Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2009 and 2008 was approximately $67 million and $125 million, respectively.  The estimate of the fair value at December 31, 2009 and 2008 has been made using an internally developed model as certain market information was not available for 2009 or 2008 due to changes in the market.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2009 and 2008 is as follows:

	March 31	June 30	September 30	December 31
(Thousands of Dollars)
2009
Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2008
Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Boca Raton, Florida
March 26, 2010

 ESI TRACTEBEL ACQUISITION CORP.
BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2009	2008
ASSETS
Current assets:
Current portion of note receivable from NE LP	$35,200	$26,400
Total current assets	35,200	26,400

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	66,000	101,200
Total non-current assets	66,152	101,352

TOTAL ASSETS	$101,352	$127,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$51	$48
Accrued interest payable	-	-
Current portion of debt securities payable	35,200	26,400
Total current liabilities	35,251	26,448

Non-current liabilities:
Debt securities payable	66,000	101,200
Other	9	17
Total non-current liabilities	66,009	101,217

TOTAL LIABILITIES	101,260	127,665

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	92	87

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,352	$127,752

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

Interest income – affiliate	$9,668	$11,514	$13,271
Interest expense	(9,660)	(11,505)	(13,261)
Income before income taxes	8	9	10
Income tax expense	(3)	(4)	(4)

NET INCOME	$5	$5	$6

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years Ended December 31,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5	$5	$6
Adjustments to reconcile net income to net cash provided by operating activities:
Other – amortization of deferred gain resulting from hedge	(5)	(5)	(6)
Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NE LP	26,400	22,000	28,600
Net cash provided by investing activities	26,400	22,000	28,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(26,400)	(22,000)	(28,600)
Net cash used in financing activities	(26,400)	(22,000)	(28,600)

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,668	$11,514	$20,380

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2006	$-	$76	$76
Net income	-	6	6
Balances, December 31, 2007	-	82	82
Net income	-	5	5
Balances, December 31, 2008	-	87	87
Net income	-	5	5
Balances, December 31, 2009	$-	$92	$92

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

1.  Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established in 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3.  The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by GDF SUEZ Energy Generation North America, Inc. (SUEZ Power).  The Acquisition Corp. acts as the agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the securities.  NE LP is a Delaware limited partnership that was established in 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships).  NE LP is also owned by subsidiaries of ESI Energy and SUEZ Power.

2.  Summary of Significant Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3.  The Securities

In 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Securities).  The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships.  The Securities are unconditionally guaranteed by NE LP.  Borrowings outstanding at December 31, 2009 and 2008 were $101.2 million and $127.6 million, respectively, including current maturities of $35.2 million and $26.4 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30.  Principal repayments are made semiannually in amounts stipulated in the trust indenture.  As of December 31, 2009, future principal payments (in thousands) are as follows:

Year ending December 31:
2010	$35,200
2011	66,000
Total	101,200
Current portion	35,200
Long term portion	$66,000

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note.  NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP.  Payments with respect to the promissory note and, therefore, in respect of the Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of the Funding Corp.’s indebtedness.  Repayment of the Securities is secured by all interests in the Partnerships.  The Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4.  Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2009 and 2008 was approximately $103 million and approximately $128 million, respectively.  The estimate of the fair value at December 31, 2009 and 2008 has been made using an internally developed model as certain market information was not available for 2009 or 2008 due to changes in the market.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5.  Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities.  Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6.  Quarterly Data (Unaudited)

Condensed consolidated quarterly financial information for 2009 and 2008 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)
(Thousands of Dollars)
2009
Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income(b)	$1	$1	$1	$2

2008
Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income(b)	$1	$1	$1	$1
——————————
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

As of December 31, 2009, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the Principal Officers, of the effectiveness of the design and operation of the Acquisition Corp. and NE LP disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the Principal Officers of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures were effective, as of that date, in timely alerting them to material information relating to the Acquisition Corp. and NE LP required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Acquisition Corp.'s and NE LP's internal control over financial reporting as of December 31, 2009, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on this assessment, management believes that the Acquisition Corp.'s and NE LP's internal control over financial reporting were effective as of December 31, 2009.

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

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Neither NE LP nor the Partnerships has a Board of Directors.

Executive Officers (or their equivalent) of NE LP, the Partnerships, the Acquisition Corp. and the Funding Corp.(a)

Name	Age	Position	Effective Date

Stefaan Sercu	37	Vice President of Acquisition Corp. Vice President of Funding Corp.	March 1, 2010 March 1, 2010
Herman A. Schopman	50	Vice President of Acquisition Corp. Vice President of Funding Corp.	November 7, 2006 November 7, 2006
Mark R. Sorensen	44	Treasurer of Acquisition Corp. Treasurer of Funding Corp. Treasurer of ESI GP Treasurer of ESI LP	November 18, 2002 November 18, 2002 November 18, 2002 November 18, 2002
T. J. Tuscai	41	President of Acquisition Corp. President of Funding Corp. President of ESI GP President of ESI LP	January 18, 2007 January 18, 2007 January 18, 2007 January 18, 2007
——————————
(a)	See the information about these individuals below under Management Committee of NE LP and the Partnerships and Directors of the Funding Corp. and the Acquisition Corp.

Management Committee of NE LP and the Partnerships

Timothy A. Oliver.  Mr. Oliver, 38, is a regional director of business management of NextEra Energy Resources, a position he has held since March 2009.  From March 2008 to 2009 he was a director of business management.  From September 2006 to February 2008 he was a senior associate business manager.  Prior to being named to that position in September 2006, he was a principal financial analyst of NextEra Energy Resources.  He was appointed to the Management Committee of NE LP and the Partnerships by ESI GP in September 2006.

Stefaan Sercu.  Mr. Sercu, 37, is vice president local portfolio management generation for GDF SUEZ Energy North America (GSENA), a position he has held since January 2010.  From November 2008 until January 2010, he was vice president merchant management for ERCOT and the Southeast for GDF SUEZ Energy Marketing North America (an indirect subsidiary of GSENA).  Prior to being named to that position in November 2008, he held several positions with SUEZ Energy North America (SENA) including vice president of project advisory with responsibility for project valuations for acquisition and asset impairment and vice president for portfolio management.  He was appointed to the Management Committee by Suez GP in March 2010.

T. J. Tuscai.  Mr. Tuscai, 41, is senior vice president of NextEra Energy Resources, a position he has held since December 2006.  Mr. Tuscai was president of FPL FiberNet, LLC, an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber (FPL FiberNet), and served in that position from May 2004 until November 2005.  From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of NextEra Energy Resources that provides retail electric services. He was appointed to the Management Committee by ESI GP in January 2007.

John K. LeDoux.  Mr. LeDoux, 52, is vice president – business control for SUEZ, a position he has held since May 2002.  Mr. LeDoux was appointed to the Management Committee by SUEZ GP in September 2006.

Directors of the Funding Corp. and the Acquisition Corp.

T. J. Tuscai.  Mr. Tuscai, 41, is senior vice president of NextEra Energy Resources, a position he has held since December 2006.  Mr. Tuscai was president of FPL FiberNet and served in that position from May 2004 until November 2005.  From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP.  He was appointed a director of the Funding Corp. and the Acquisition Corp. in January 2007.

Stefaan Sercu.  Mr. Sercu, 37, is vice president local portfolio management generation for GDF SUEZ Energy North America (GSENA), a position he has held since January 2010.  From November 2008 until January 2010, he was vice president merchant management for ERCOT and the Southeast for GDF SUEZ Energy Marketing North America (an indirect subsidiary of GSENA).  Prior to being named to that position in November 2008, he held several positions with SUEZ Energy North America (SENA) including vice president of project advisory with responsibility for project valuations for acquisition and asset impairment and vice president for portfolio management.  He was appointed as director of the Funding Corp. and the Acquisition Corp. in March 2010.

Herman A. Schopman.  Mr. Schopman, 50, is President and CEO of SUEZ Power, a position he has held since September 2006.  From September 2002 to September 2006, he served as senior vice president of SUEZ Power.  He was appointed a director of the Funding Corp. and the Acquisition Corp. in November 2006.

Mark R. Sorensen.  Mr. Sorensen, 44, is vice president, finance and chief financial officer of NextEra Energy Resources, a position he has held since November 2002.  He has been a director of the Funding Corp. and the Acquisition Corp. since January 2004.

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

Item 11.  Executive Compensation

The registrants have no compensation committee since the registrants do not pay any executive officer or director compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Partnerships and NE LP.  The following table sets forth the direct and indirect interests of ownership:

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98% LP
1% GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1% LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1% GP
General Partnership Interest	SUEZ GP(b)	General Partner in NE LP	1% GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49% LP
Limited Partnership Interest	SUEZ LP(b)	Limited Partner in NE LP	49% LP
——————————
(a)	The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)	The address for each of SUEZ GP and SUEZ LP is c/o GDF SUEZ Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

The Funding Corp.  The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	SUEZ Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%
——————————
(a)	The address for ESI Northeast Funding is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)	The address for SUEZ Power is c/o GDF SUEZ Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.
(c)	The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp.  The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	SUEZ Power(b)	10	50.0%
——————————
(a)	The address for ESI Northeast Acquisition is c/o NextEra Energy Resources, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)	The address for SUEZ Power is c/o GDF SUEZ Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

None of the executive officers (or their equivalent), members of the management committee of NE LP and the Partnerships or directors of the Acquisition Corp. and the Funding Corp., as the case may be, beneficially own any interest in the equity securities of the registrants, the Funding Corp. or the Acquisition Corp.

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

Certain Relationships and Related Transactions

Administrative Services Agreement – NE LP and an entity related to NextEra Energy Resources have entered into an administrative services agreement that provides for management and administrative services to the Partnerships.  The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $0.8 million, $0.9 million and $0.8 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements – NE LP and an entity related to NextEra Energy Resources have entered into O&M agreements that provide for the operations and maintenance of the Partnerships.  The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration.  The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $2.1 million, $2.2 million and $2.0 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements – NE LP has entered into fuel management agreements with an entity related to NextEra Energy Resources that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships.  The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services.  For the years ended December 31, 2009, 2008 and 2007, the Partnerships incurred $1.3 million, $1.3 million and $1.2 million, respectively, in fees and expenses under the agreements.

In 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.  This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit.  Fees under the agreement were $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Power Sales – From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace.  These purchases totaled $51.5 million, $163.9 million and $106.0 million in 2009, 2008 and 2007, respectively.

Fuel Contracts – As discussed in Note 3 to the Consolidated and Combined Financial Statements, in 2005, NEA entered into two long-term natural gas supply agreements with PMI and SEMNA that enable NEA to purchase sufficient fuel for production.  Fuel purchased under these agreements was $128.1 million, $273.9 million and $188.5 million in 2009, 2008 and 2007, respectively.

O&M of the Facilities – An entity related to NextEra Energy Resources provides O&M services for the Partnerships.  The Partnerships incurred $18.5 million, $15.2 million and $13.6 million for O&M expense for the years ended December 31, 2009, 2008 and 2007, respectively, of which $5.6 million, $5.4 million and $4.4 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.

Accrued expenses under the administrative services, O&M and fuel management agreements were $0.6 million and $0.5 million at December 31, 2009 and 2008, respectively.

Affiliate Debt – In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a JCP&L in accordance with NJEA's amended and restated power purchase agreement.  The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semiannually on June 30 and December 30 of each year.  Interest expense was $0.8 million, $1.1 million and $1.4 million in 2009, 2008 and 2007, respectively.

The proceeds from the Funding Corp.'s Securities, issued in 1994, were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities.  Interest expense was $10.4 million, $15.5 million and $20.5 million in 2009, 2008 and 2007, respectively.

The proceeds from the Acquisition Corp. Securities, issued in 1998, were loaned to NE LP and evidenced by a promissory note.  Interest expense was $9.7 million, $11.5 million and $13.3 million in 2009, 2008 and 2007, respectively.

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

Item 14.  Principal Accounting Fees and Services

Fees for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $225 thousand and $220 thousand for "Audit Fees" for 2009 and 2008, respectively.  No fees in the categories "Tax Fees", "Audit-Related Fees" and "All Other Fees" were incurred by the registrants in 2009 or 2008.  Audit Fees consist of fees billed for professional services rendered for the audits of the registrants', NEA's, NJEA's and Funding Corp.'s annual financial statements for the fiscal years ended 2009 and 2008 (fees were not billed to the registrants separately), the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2009 and 2008, and other services related to SEC and bondholder matters.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)

		Independent Auditors’ Report	19
		NE LP:
		Consolidated Balance Sheets	20
		Consolidated Statements of Operations	21
		Consolidated Statements of Cash Flows	22
		Consolidated Statements of Partners’ Equity	23
		Notes to Consolidated Financial Statements	28-36

		Partnerships:
		Combined Balance Sheets	24
		Combined Statements of Operations	25
		Combined Statements of Cash Flows	26
		Combined Statements of Partners’ Equity	27
		Notes to Combined Financial Statements	28-36

		Funding Corp.:
		Independent Auditors’ Report	37
		Balance Sheets	38
		Statements of Operations	39
		Statements of Cash Flows	40
		Notes to Financial Statements	41-42

		Acquisition Corp.:
		Independent Auditors’ Report	43
		Balance Sheets	44
		Statements of Operations	45
		Statements of Cash Flows	46
		Statements of Stockholders’ Equity	47
		Notes to Financial Statements	48-49

2.      Financial Statement Schedules – Schedules are omitted as not applicable or not required.

3.      Exhibits (including those incorporated by reference)

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on November 3, 1994
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
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

Date:  March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Title as of March 26, 2010:

MARK R. SORENSEN
Mark R. Sorensen
Treasurer and Director
(Principal Financial and Principal Accounting Officer)

Directors:

STEFAAN SERCU
Stefaan Sercu

HERMAN A. SCHOPMAN
Herman A. Schopman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of ESI Tractebel Acquisition Corp. during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Date:  March 26, 2010

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of Northeast Energy, LP during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.