Form 10-Q
period 2010-03-31
NORTHEAST ENERGY LP; ESI TRACTEBEL ACQUISITION CORP
filed 2010-05-14
CIK 1059025, 1059027

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 30, 2010, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will," "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "should," "would," "estimated," "may," "plan," "potential," "projection," "target," "outlook," "predict" and "intend" or words of similar meaning) are not statements of historical facts and may be forward-looking.  Forward-looking statements involve estimates, assumptions and uncertainties.  Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part II, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together the registrants) operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained or implied in forward-looking statements made by or on behalf of either or both of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$124,361	$40,454
Accounts receivable	39,668	66,591
Spare parts inventories	10,229	10,073
Fuel inventories	3,005	7,060
Prepaid expenses and other current assets	1,687	2,762
Total current assets	178,950	126,940

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,600 and $6,535, respectively)	360	425
Land	4,712	4,712
Property, plant and equipment (net of accumulated depreciation of $226,533 and $221,619, respectively)	316,607	319,412
Power purchase agreements (net of accumulated amortization of $801,798 and $780,710, respectively)	139,558	160,646
Other assets	4,103	2,821
Total non-current assets	465,340	488,016

TOTAL ASSETS	$644,290	$614,956

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$65,223	$65,223
Current portion of notes payable – the Acquisition Corp.	35,200	35,200
Current portion of note payable – affiliate	4,307	4,307
Accrued interest payable	3,749	-
Accounts payable	1,800	1,418
Due to related parties	29,424	25,609
Other accrued expenses	9,761	14,031
Total current liabilities	149,464	145,788

Non-current liabilities:
Deferred revenue	88,185	88,013
Note payable – the Acquisition Corp.	66,000	66,000
Note payable – affiliate	2,288	2,288
Other liabilities	152	153
Lease payable	184	184
Total non-current liabilities	156,809	156,638

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,760	6,250
Limited partners	331,257	306,280
Total partners' equity	338,017	312,530

TOTAL LIABILITIES AND PARTNERS' EQUITY	$644,290	$614,956

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements for NE LP and Subsidiaries appearing in the 2009 Form 10-K.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$64,464	$62,263

COSTS AND EXPENSES:
Fuel (net of fuel sales)	1,933	(356)
Operations and maintenance	4,780	4,644
Depreciation and amortization	26,055	25,540
General and administrative	2,402	2,219
Total costs and expenses	35,170	32,047

OPERATING INCOME	29,294	30,216

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	65	86
Interest expense	3,749	5,691
Interest income	(7)	(69)
Total other expense – net	3,807	5,708

NET INCOME	$25,487	$24,508

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$84,796	$68,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(889)	(985)
Proceeds from insurance claim	-	211
Net cash used in investing activities	(889)	(774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	-	(473)
Net cash used in financing activities	-	(473)

Net increase in cash and cash equivalents	83,907	67,067
Cash and cash equivalents at beginning of period	40,454	48,186
Cash and cash equivalents at end of period	$124,361	$115,253

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to property, plant and equipment	$1,268	$8,802

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements for NE LP and Subsidiaries appearing in the 2009 Form 10-K.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
CONDENSED COMBINED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$123,411	$40,452
Accounts receivable	39,668	66,591
Spare parts inventories	10,229	10,073
Fuel inventories	3,005	7,060
Prepaid expenses and other current assets	1,687	2,760
Total current assets	178,000	126,936

Non-current assets:
Land	4,712	4,712
Property, plant and equipment (net of accumulated depreciation of $226,533 and $221,619, respectively)	316,607	319,412
Power purchase agreements (net of accumulated amortization of $801,798 and $780,710, respectively)	139,558	160,646
Other assets	4,103	2,821
Total non-current assets	464,980	487,591

TOTAL ASSETS	$642,980	$614,527

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable – the Funding Corp.	$65,223	$65,223
Accrued interest payable	1,593	-
Accounts payable	1,800	1,418
Due to related parties	29,424	25,609
Other accrued expenses	9,758	14,031
Total current liabilities	107,798	106,281

Non-current liabilities:
Deferred revenue	88,185	88,013
Lease payable	184	184
Total non-current liabilities	88,369	88,197

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	4,468	4,200
Limited partners	442,345	415,849
Total partners' equity	446,813	420,049

TOTAL LIABILITIES AND PARTNERS' EQUITY	$642,980	$614,527

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements for NEA and NJEA appearing in the 2009 Form 10-K.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$64,464	$62,263

COSTS AND EXPENSES:
Fuel (net of fuel sales)	1,933	(356)
Operations and maintenance	4,780	4,644
Depreciation and amortization	26,055	25,540
General and administrative	2,402	2,219
Total costs and expenses	35,170	32,047

OPERATING INCOME	29,294	30,216

OTHER EXPENSE (INCOME):
Interest expense	1,593	2,927
Interest income	(7)	(68)
Total other expense – net	1,586	2,859

NET INCOME	$27,708	$27,357

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$84,792	$68,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(889)	(985)
Proceeds from insurance claim	-	211
Net cash used in investing activities	(889)	(774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(944)	(21,150)
Net cash used in financing activities	(944)	(21,150)

Net increase in cash and cash equivalents	82,959	46,389
Cash and cash equivalents at beginning of period	40,452	48,184
Cash and cash equivalents at end of period	$123,411	$94,573

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Additions to property, plant and equipment	$1,268	$8,802

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements for NEA and NJEA appearing in the 2009 Form 10-K.

ESI TRACTEBEL FUNDING CORP.

CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	65,223	65,223
Interest receivable from the Partnerships	1,593	-
Total current assets	66,817	65,224

TOTAL ASSETS	$66,817	$65,224

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$65,223	$65,223
Accrued interest payable	1,593	-
Total current liabilities	66,816	65,223

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$66,817	$65,224

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income – affiliate	$1,593	$2,927
Interest expense	(1,593)	(2,927)

NET INCOME	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements for the Funding Corp. appearing in the 2009 Form 10-K.

ESI TRACTEBEL FUNDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash	-	-
Cash at beginning of period	1	1
Cash at end of period	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements for the Funding Corp. appearing in the 2009 Form 10-K.

ESI TRACTEBEL ACQUISITION CORP.

CONDENSED BALANCE SHEETS
(Thousands of Dollars)
(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Current portion of note receivable from NE LP	$35,200	$35,200
Interest receivable from NE LP	2,021	-
Total current assets	37,221	35,200

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	66,000	66,000
Total non-current assets	66,152	66,152

TOTAL ASSETS	$103,373	$101,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$52	$51
Current portion of debt securities payable	35,200	35,200
Accrued interest payable	2,021	-
Total current liabilities	37,273	35,251

Non-current liabilities:
Debt securities payable	66,000	66,000
Other	7	9
Total non-current liabilities	66,007	66,009

TOTAL LIABILITIES	103,280	101,260

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	93	92

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,373	$101,352

CONDENSED STATEMENTS OF OPERATIONS
(Thousands of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income – affiliate	$2,023	$2,549
Interest expense	(2,021)	(2,547)
Income before income taxes	2	2
Income tax expense	(1)	(1)

NET INCOME	$1	$1

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements for the Acquisition Corp. appearing in the 2009 Form 10-K.

ESI TRACTEBEL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements for the Acquisition Corp. appearing in the 2009 Form 10-K.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2009 Form 10-K for the registrants.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made.  The results of operations for an interim period generally will not give a true indication of results for the year.

1.  Combined Statement of Partners' Equity

Equity balances of the general partner (GP) and limited partner (LP) of Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) are comprised of the following:

	NEA			NJEA			Combined
	GP	LP	Total	GP	LP	Total	GP	LP	Total
	(Thousands of Dollars)

Balances, December 31, 2009	$1,000	$98,929	$99,929	$3,200	$316,920	$320,120	$4,200	$415,849	$420,049
Balances, March 31, 2010	$1,109	$109,708	$110,817	$3,359	$332,637	$335,996	$4,468	$442,345	$446,813

NEA and NJEA (the Partnerships) paid distributions to Northeast Energy, LP (NE LP) totaling $0.9 million and $21.2 million during the three months ended March 31, 2010 and 2009, respectively.  NE LP paid no distributions to its partners during the three months ended March 31, 2010 and paid $0.5 million in distributions to its partners during the three months ended March 31, 2009.

2.  Financial Instruments and Hedging Activities

Derivative instruments, when required to be marked to market, are recorded on NE LP's and the Partnerships' condensed consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets, other accrued expenses and other liabilities) measured at fair value.  NE LP and the Partnerships use derivative instruments (primarily swaps, options, futures and forwards) to manage the commodity price risk inherent in the purchase and sale of fuel and electricity and to optimize the value of power generation assets and related contracts.  To a lesser extent, NE LP and the Partnerships also engage in limited trading activities to take advantage of expected future favorable price movements and changes in the expected volatility of prices in the energy markets.  Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but also to any contract having the accounting characteristics of a derivative.

Essentially all changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales and trading activities are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied.  While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so.  In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk.  Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable.  NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes.  Transactions for which physical delivery is deemed not to have occurred are presented on a net basis.  Generally, the hedging instrument's effectiveness is assessed using regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life.  At March 31, 2010 and December 31, 2009, no cash flow hedges existed at NE LP and the Partnerships.  The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings.  The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period.  Settlement gains and losses are included within the line items in the statements of operations to which they relate.  There were no net gains/losses on cash flow hedges in comprehensive income for the three months ended March 31, 2010 and 2009.  As a result, there were no differences between comprehensive income and net income for the periods presented.

Unrealized mark-to-market (losses) gains, net, on derivative transactions were $(1.2) million and $0.7 million for the quarters ended March 31, 2010 and 2009, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations.  The current portion of the derivative liabilities was $0.2 million at March 31, 2010 and is included in the condensed consolidated and combined balance sheets under other accrued expenses.  There were no current or non-current derivative assets or non-current derivative liabilities at March 31, 2010.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies.  However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	March 31, 2010		December 31, 2009
	Carrying Amount(b)	Estimated Fair Value(c)	Carrying Amount(b)	Estimated Fair Value(c)
	(Thousands of Dollars)

Long-term debt, including current maturities, of NE LP/Acquisition Corp.(a)	$107,795	$109,746	$107,795	$109,584
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$65,223	$67,281	$65,223	$67,253
——————————
(a)	Includes affiliate note for NE LP and Acquisition Corp. secured notes (Acquisition Corp. Securities).
(b)
Based on the book value of the Acquisition Corp. Securities ($101,200) and the affiliate note ($6,595) as of March 31, 2010 and December 31, 2009.  Based on the book value of the Funding Corp.’s secured notes (Funding Corp. Securities) as of March 31, 2010 and December 31, 2009.

(c)
Based on an internally developed model for the Acquisition Corp. Securities ($103,151 and $102,989) and the book value of the affiliate note ($6,595) as of March 31, 2010 and December 31, 2009.  Based on an internally developed model for the Funding Corp. Securities as of March 31, 2010 and December 31, 2009, respectively.  Bid prices were not available for 2010 and 2009 due to changes in the market.

3.  Fair Value Measurements

As of March 31, 2010, NE LP and the Partnerships had cash equivalents with a fair value of $117.2 million (excluding cash of $7.2 million) and $116.2 million (excluding cash of $7.2 million), respectively.  As of December 31, 2009, NE LP and the Partnerships each had cash equivalents with a fair value of $39.0 million (excluding cash of $1.5 million).  The value of these assets is based upon quoted prices in active markets for identical assets, which is considered a level one input, and equals the carrying value.  In addition, the carrying value of accounts receivable, accounts payable, accrued expenses and due to related parties approximate their fair value due to the short maturity of these instruments.  As of March 31, 2010, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

4.  Commitments and Contingencies

The long-term contractual obligations of NE LP and the Partnerships at March 31, 2010 were as follows (in thousands):

	Total	2010	2011 – 12	2013 – 14	Thereafter

CONTRACTUAL OBLIGATIONS
The Partnerships:
Funding Corp. debt(a)	$70,002	$70,002	$-	$-	$-
Operating leases	823	333	490	-	-
Other long-term obligations:
Administrative agreement(b)	4,650	450	1,200	1,200	1,800
Operations and maintenance agreement(b)	8,625	1,125	3,000	3,000	1,500
Fuel management agreement(b)	11,475	675	1,800	1,800	7,200
Natural gas, including transportation and storage	15,486	7,224	8,262	-	-
Total Partnerships	111,061	79,809	14,752	6,000	10,500

NE LP:
Acquisition Corp. debt(a)	112,538	42,583	69,955	-	-
Affiliate debt(a)	7,147	4,765	2,382	-	-
Total NE LP	119,685	47,348	72,337	-	-

Total contractual obligations	$230,746	$127,157	$87,089	$6,000	$10,500
——————————
(a)	Includes principal and interest.
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

Legal Proceedings – On March 17, 2010, NEA received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) under authority of Section 113 of the Clean Air Act, regarding the facility located in Bellingham, Massachusetts for violations of State and EPA air permit limits for the emissions of oxides of nitrogen (“NOx”).  The NOV alleges that on numerous days of operation from January 1997 to December 2009 (and, elsewhere, to the present), the facility’s NOx data indicated emissions in excess concentrations of the permitted amounts, specifically for pounds of NOx per MMBtu, and for pounds per hour of NOx.  No specific dates were referenced, and no penalty amount was proposed.  EPA stated that the maximum penalty is $37,500 per day per violation under current EPA rules, and that the EPA may issue NEA a compliance order, issue an administrative penalty order, and/or commence a civil judicial proceeding for penalties or injunctive relief.  On May 10, 2010, the EPA formally withdrew its NOV.  Although the EPA reserved its right to issue NOVs for the same or different matters in the future, NEA now considers this matter closed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2009 Form 10-K of the registrants.  The results of operations for an interim period generally will not give a true indication of results for the year.  In the following discussion, all comparisons are with the corresponding items in the prior year period.

Results of Operations

NE LP and the Partnerships – NE LP’s consolidated net income for the first quarter of 2010 was $25.5 million compared to $24.5 million for the first quarter of 2009.  This increase in net income was primarily due to increased revenues of $2.2 million primarily due to a decrease in net purchased power pricing and a $1.9 million decrease in interest expense due to decreasing principal balances on its outstanding debt, partially offset by higher fuel expense (net of fuel sales) of $2.3 million primarily due to fuel hedging activities coupled with an increase in depreciation and amortization of $0.5 million.

Revenues for the three months ended March 31, 2010 and 2009 were comprised of $64.5 million and $62.3 million of power sales to utilities, net of purchased power, respectively.  This $2.2 million increase in revenues was primarily the result of a $3.3 million decrease in net purchased power pricing and increased capacity revenues of $0.4 million, partially offset by decreased volume of $1.5 million.

Fuel expense (net of fuel sales) increased $2.3 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to $1.9 million related to fuel hedging activities and $0.4 million due to decreased fuel sales (net of fuel expense) driven primarily by market conditions.

Depreciation and amortization expense increased by $0.5 million for the three months ended March 31, 2010 compared to the same period in 2009 due to new assets placed in service after the first quarter of 2009 as well as increased amortization of the intangible assets associated with power purchase agreements.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.  Interest expense for NE LP and the Partnerships decreased for the first quarter of 2010 due to decreasing principal balances on their outstanding debt.

Interest income decreased for the first quarter of 2010 compared to the same period in 2009 primarily due to decreased rates of return on lower cash balances.

The Funding Corp. and the Acquisition Corp. – Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt.  Both entities make scheduled interest and principal payments semiannually on June 30 and December 30.  Interest expense for both the Funding Corp. and Acquisition Corp. decreased for the first quarter of 2010 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships – Net cash provided by operating activities for NE LP and the Partnerships was $84.8 million and $68.3 million for the three months ended March 31, 2010 and 2009, respectively.  The $16.5 million increase resulted from an increase in net income of $1.0 million coupled with $15.5 million in working capital changes, primarily as a result of collections of accounts receivable in excess of payments on accounts payable.  Noncash additions to the facilities during the three months ended March 31, 2010 were approximately $1.3 million and the Partnerships anticipate making cash payments during the second quarter of 2010 to fund these additions.

Capital expenditures for the Partnerships were $0.9 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.  The increase related primarily to capital spare parts and various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt semiannually on June 30 and December 30.  Debt maturities of the Acquisition Corp. Securities, the Funding Corp. Securities and NE LP’s note payable – affiliate will require cash outflows of approximately $117.4 million in 2010.  It is anticipated that cash requirements for principal and interest in 2010 will be satisfied with NE LP and the Partnerships’ cash on hand and cash flows from operations.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios.  The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology.  As of March 31, 2010 and December 31, 2009, the VaR figures were as follows (in thousands):

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2009	$-	$20	$20
March 31, 2010	$-	$20	$20
Average for the three months ended March 31, 2010	$-	$21	$21
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

Concentration of Credit Risk – At March 31, 2010 and December 31, 2009, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements with NSTAR (formerly Boston Edison Company and Commonwealth Electric Company) and Jersey Central Power & Light Company.  If one or both of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Sensitivity.

Item 4T.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of each of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.  The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees of NextEra Energy Resources involved in the management of the Acquisition Corp. and NE LP, and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures.  Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors disclosed in the registrants’ 2009 Form 10-K have been updated and restated in their entirety as follows:

•
The registrants are subject to complex and comprehensive federal, state and other laws and regulations, and to changes in laws or regulations, as well as changing governmental policies and regulatory actions, with respect to, among other things, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including matters related to the effects of climate change, operation of generation facilities, and present or prospective competition.  This extensive regulatory framework, some but not all of which is more specifically identified in the following risk factors, regulates, among other things, the registrants’ industry, rate and cost structure, operation of their generating facilities, depreciation and amortization of assets and facilities, transmission reliability and present or prospective wholesale and retail competition.  In their business planning and in the management of their operations, NE LP and the Partnerships must address the effects of regulation on their businesses and proposed changes in the regulatory framework.  Significant changes in the nature of the regulation of NE LP’s and the Partnerships’ businesses could require changes to their business planning and management of their businesses and could adversely affect their results of operations and the value of their assets.  NE LP and the Partnerships must periodically apply for licenses and permits from various local, state, federal and other regulatory authorities and abide by their respective orders.  Should NE LP and the Partnerships be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on NE LP or the Partnerships, their businesses could be adversely affected.

•
In addition to the regulatory risks that may affect the registrants discussed above, the extensive federal regulation of the operations of NE LP and the Partnerships exposes the companies to significant and increasing compliance costs.  NE LP and the Partnerships also are subject to costs and other potentially adverse effects of regulatory investigations, proceedings, settlements, decisions and claims, including, among other items, potentially significant monetary penalties for non-compliance.

•
The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations as well as the effect of changes in or additions to applicable statutes, rules and regulations that relate to, or in the future may relate to, for example, air quality, water quality, climate change, carbon dioxide (CO2) and other greenhouse gas (GHG) emissions, waste management, hazardous wastes, marine and wildlife mortality, natural resources, health, safety and renewable portfolio standards that could, among other things, restrict or limit the output of the Partnerships’ facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs.  There are significant operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future as a result of new legislation, the current trend toward more stringent standards, and stricter and more expansive application of existing environmental regulations.  Violations of certain of these statutes, rules, and regulations could expose the registrants to third-party disputes and potentially significant monetary penalties, as well as other sanctions, for non-compliance.

•
Federal or state laws or regulations may be adopted that would impose new or additional limits on GHG, including, but not limited to, CO2, from power generation facilities storing and combusting fossil fuels like natural gas.  The potential effects of such GHG emission limits on the Partnerships’ power generation facilities are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, and the range of available compliance alternatives.  While the registrant’s power generation facilities emit GHGs at a low rate of emissions, the results of operations of the registrants could be adversely affected to the extent that any new GHG emission limits, among other potential impacts:

•	create substantial additional costs in the form of taxes or emission allowances;

•	make the Partnerships’ power generation facilities uneconomical to operate in the long term;

•	require significant capital investment in carbon capture and storage technology, fuel switching, or the replacement of high-emitting generation facilities with lower-emitting generation facilities;

or

•	affect the availability or cost of fossil fuels.

•
The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding regulation, deregulation or restructuring of the energy industry and regulation of the commodities trading markets, as well as increased focus on renewable and clean energy sources and reduction of carbon and other GHG emissions.  The registrants and the Partnerships will need to adapt to these changes including, but not limited to, those that reverse or restrict the competitive restructuring of the energy industry or the effective operation of the commodities trading markets and may face increasing costs and competitive pressure in doing so.

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

•
The operation and maintenance of power generation facilities involve many risks such as those identified elsewhere in these risk factors and those arising due to, for example, start -up risks, breakdown or failure of equipment, transmission lines or pipelines and the availability of replacement equipment, the inability to properly manage or mitigate known equipment defects in the Partnerships' generation facilities unless and until such defects are remediated, use of new or unproven technology, the dependence on natural gas as a fuel source, failure or delay in the supply or transportation of fuel, or the impact of unusual or adverse weather conditions (including but not limited to natural disasters), and the risk of performance below expected or contracted levels of output or efficiency.  The occurrence of any of these effects or events could result in, among other things, lost revenues due to prolonged outages, replacement equipment costs or an obligation to purchase or generate replacement power at potentially higher prices to meet contractual obligations.  Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including, for example, the cost of replacement power.  Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•
NE LP and the Partnerships use derivative instruments, such as swaps, futures, and forwards, some of which are traded in the over-the-counter markets or on exchanges, to manage their commodity and financial market risks and for NE LP and the Partnerships to engage in trading activities.  The registrants could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform or make payments under these derivative instruments.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates.  Although NE LP and the Partnerships execute transactions in derivative instruments on either recognized exchanges or via the over-the-counter markets, depending on the most favorable credit and market execution factors, there is greater volatility and less liquidity in transactions executed in over-the-counter markets and, as a result, NE LP and the Partnerships may not be able to execute such transactions in times of market volatility.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.

•
NE LP and the Partnerships have hedging and trading procedures and associated risk management tools that may not work as planned.  Risk management tools and metrics such as daily value at risk, earnings at risk, stop loss limits and liquidity guidelines are based on historical price movements.  If price movements significantly or persistently deviate from historical behavior, the risk management tools may not protect against significant losses.  As a result of these and other factors, the registrants cannot predict with precision the impact that risk management decisions may have on their financial results.

•
In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success in competitive wholesale markets include, for example, the ability to efficiently operate the Partnerships’ generating facilities, the successful and timely completion of project restructuring activities, the ability to procure adequate supplies of fuel and associated transportation at acceptable prices, and equipment, transmission constraints, competition from other and new sources of generation, excess generation capacity and shifting demand for power.   There can be significant volatility in market prices for fuel, electricity and renewable and other energy commodities, and there are other financial, counterparty and market risks that are beyond the control of the registrants.  The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, volume, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.  In addition, the registrants' business depends upon power transmission and natural gas transportation facilities owned and operated by others; if transmission or fuel transportation is disrupted or capacity is unavailable or disrupted, the registrants' ability to sell and deliver their wholesale power may be limited or their costs may increase.

•
The Partnerships rely on contracts with vendors for the supply of fuel and equipment required for the operation of their facilities.  Adverse conditions in the energy industry or the general economy, as well as circumstances of individual vendors, may affect the ability of some vendors to perform as required under their contracts.  If vendors fail to fulfill their contractual obligations, the registrants may need to make arrangements with other suppliers, which could result in higher costs and/or a disruption to their operations.  If the defaulting counterparty is in poor financial condition, the registrants may not be able to recover damages for any contract breach.

•
The Partnerships’ operating systems and facilities may fail to operate properly or become disabled as a result of events that are within their control, such as operator error, and that are wholly or partially outside of their control, such as a result of severe weather or terrorist activities.  Any such failure or disabling event could adversely affect the Partnerships’ ability to process transactions and provide services.

•
The registrants' results of operations can be negatively affected by changes in the weather.  Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities, and can affect the production of electricity at power generation facilities.  The registrants' results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.

•
The registrants are subject to costs and other potentially adverse effects of legal and regulatory proceedings, settlements, investigations and claims, as well as regulatory compliance and the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•
The Partnerships are subject to mandatory reliability standards promulgated by the North American Electric Reliability Corporation.  Compliance with these mandatory reliability standards may subject the Partnerships to higher operating costs and may result in increased capital expenditures.  Noncompliance with these mandatory reliability standards could result in sanctions, including substantial monetary penalties.

•
The registrants are subject to potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber attacks and other disruptive activities of individuals and/or groups.  Infrastructure facilities and systems, including, for example, generation, transmission and distribution facilities, fuel storage facilities, physical assets and information technology systems, in general, could be targets of, or indirectly affected by, such activities.  Terrorist acts or other similar events could harm the registrants’ business by limiting their ability to generate, purchase or transmit power and by delaying capital improvements to existing facilities.  These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure the registrants’ assets, and could adversely affect the registrants’ operations by contributing to disruption of supplies and markets for natural gas, oil and other fuels.  The implementation of security guidelines and measures and maintenance of insurance, to the extent available, addressing such activities could increase costs.  These types of events could materially adversely affect the registrants’ results of operations, financial condition and liquidity.

•
The registrant’s ability to obtain insurance, as well as the cost and coverage of such insurance, could be affected by developments affecting their businesses, as well as by international, national, state or local events, as well as the financial condition of insurers.  Insurance coverage may not continue to be available at all or at rates or on terms similar to those presently available the registrants.  A loss for which the registrants are not fully insured could materially and adversely affect their financial condition and results of operations.  The registrants’ insurance may not be sufficient or effective under all circumstances and against all hazards or liabilities to which the registrants may be subject.

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

Item 3.  Legal Proceedings

For information regarding the termination of a legal proceeding discussed in Item 3. Legal Proceedings and Note 4 – Commitments and Contingencies – Legal Proceedings to the Consolidated and Combined Financial Statements in the 2009 Form 10-K for NE LP and Subsidiaries, see Note 4 – Commitments and Contingencies – Legal Proceedings herein.  Such description is incorporated herein by reference.

Item 5.  Other Information

(a)	None

(b)	None

(c)	Other events

(i)	Reference is made to Item 1. Business – Environmental – Climate Change in the 2009 Form 10-K for the registrants.

In April 2010, the EPA and the U.S. Department of Transportation issued a final rule under the Clean Air Act to regulate GHG emissions from light duty vehicles.  The final light duty vehicle rule will apply to new passenger vehicles effective January 2011 which will then trigger certain permitting requirements under the Clean Air Act for any new or modified stationary sources of GHG, including power plants, that exceed certain GHG emissions levels.  The EPA is expected to release the final rule in May 2010 to tailor requirements for GHG emissions which would increase applicability thresholds for major sources.

Item 6.  Exhibits

Exhibit No.	Description

31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of the Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of the Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI GP as Administrative General Partner of NE LP
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI GP as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of the Acquisition Corp.
32(b)	Section 1350 Certification of NE LP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)

Date:  May 14, 2010

MARK R. SORENSEN
Mark R. Sorensen
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)